Form 10KSB
period 1999-12-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2000-04-14
CIK 1088213

Commission File No. 000-27421



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1999


              / /   TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From __________ to __________

                     EMERGENCY FILTRATION PRODUCTIONS, INC.
     ----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            NEVADA                                            87-0561647
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


  4335 South Industrial Road, Suite 440
           Las Vegas, Nevada                                     89103
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip code)


Issuer's telephone number: (702) 798-4541

Securities to be registered pursuant to Section 12(b) of the Act:
                                      none
Securities to be registered pursuant to Section 12(g) of the Act:

                               $.001 Common Stock
                               ------------------
                                (Title of Class)


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. / /

         As of December 31, 1999, there were 7,823,765 shares of the Registrant's Common Stock, $.001 par value, outstanding.

         The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $6,272,652.00.

         State the Registrant's revenues for the December 31, 1999 fiscal year:
$49,701.00.

                               TABLE OF CONTENTS


                                                                                                         Page
                                                                                                         ----
Item 1.   Description of Business.....................................................................

Item 2.   Description of Property.....................................................................

Item 3.   Legal Proceedings...........................................................................

Item 4.   Submission of Matter to Vote of Security Holders............................................

Item 5.   Market for Common Registrant Equity and Related Stockholder Matter..........................

Item 6.   Management's Discussion and Analysis or Plan of Operation...................................

Item 7.   Financial Statements........................................................................

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure........................................................................

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...........................................

Item 10.  Executive Compensation......................................................................

Item 11.  Security Ownership of Certain Beneficial Owners and Management..............................

Item 12.  Certain Relationships and Related Transactions..............................................

Item 13.  Exhibits and Reports on Form 8-K............................................................

          Signature...................................................................................

Item 1.           Description of Business.
                  ------------------------

                  Emergency Filtration Products, Inc. (the "Company") was organized under the laws of the State of Nevada on November 1, 1991, under the name "Lead Creek Unlimited". Until February 9, 1996, the Company conducted no business. The Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment changing its name to "Emergency Filtration Products, Inc." on March 8, 1996. The Company is in the business of developing a state-of-the-art cardio-pulmonary resuscitation ("CPR") isolation mask that is designed to reduce the possibility of transmission of contagious diseases during the administration of CPR (the "RespAide(TM)").

                  On February 9, 1996, the Company entered into an Agreement with Douglas K. Beplate whereby Mr. Beplate granted to the Company all rights, including patent rights, to the commercial exploitation of RespAide(TM) . In consideration of the assignment of these rights, the Company agreed (I) to pay Mr. Beplate a royalty of 5% of the Company and any licensee on sales of the RespAide(TM) and any components thereof, payable quarterly; (ii) to compensate Douglas K. Beplate for consulting services at market value, for which Douglas K. Beplate was to invoice the company monthly; and (iii) to deliver to Douglas K. Beplate 19% of the issued and outstanding common stock of the Company as of the date of the Agreement. On June 18, 1996, Douglas K. Beplate also executed an Assignment of Invention assigning to the Company all rights to exploit the RespAide(TM) technology.

                  The Company is a specialty filter products company that has developed the state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems. The Company's internationally patented dual-filtered vapor isolation valve (VIV) technology can be used in a wide range of medical and commercial applications, including: (1) CPR isolation masks to protect emergency response personnel against infectious diseases during mouth-to-mouth resuscitation; (2) disposable filters to avoid contamination of critical components in ventilators and other medical devices; (3) air filtration systems for semiconductor manufacturing and laboratory "clean rooms"; and (4) heating, ventilating, and air conditioning (HVAC) filters for use in commercial and residential buildings, airplanes, and motor vehicles.

Item 2.           Description of Property.
                  ------------------------

The Company presently occupies office and warehouse space located at 4335 South Industrial Road, Suite 440, Las Vegas, Nevada 89103. The property consists of approximately 1,800 square feet of offices and 1,512 square feet of warehouse space. The property is leased from an unaffiliated party for 3 years, commencing October 15, 1998, at $3,809.95 per month.

Item 3.           Legal Proceedings.
                  ------------------

                  (a) In September, 1998, Bruce N. Knudsen, a former employee of the Company, filed an action in the Fifth Judicial Court in and for Washington County, State of Utah, against the Company and Douglas K. Beplate for alleged breach of contract, which arose out of an employment relationship, claiming 20,000 shares of stock in the Company, unpaid wages and unreimbursed expenses in the approximate sum of $40,000. Litigation is pending and the Company believes the claims are without merit.

                  (b) Bruce E. Batchelor, a shareholder and former officer of the Company has made certain claims for alleged breaches of agreements as they relate to unpaid wages, reimbursement for expenses, and claims certain rights in the trademark of the Company as security for the alleged obligations. The Company has recorded the sum of $135,000 as of December 31, 1998 and December 31, 1999 which represents the amount claimed to be owed to Bruce E. Batchelor. The Company and patent counsel, Thomas Fehr, #703 Aerospace Center, 1104 Country Hills Drive, Ogden, Utah 84403, believe that any claims other than for alleged money damages is without merit. The Company further believes that it has offsetting claims against recovery which the Company believes are valid.

                  Other than described above, there are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.

Item 4.           Submission of Matter to Vote of Security Holders.
                  -------------------------------------------------

                  There has been no matters submitted to the Company's security holders.

Item 5.           Market for Common Company Equity and Related
                  Stockholder Matter.
                  --------------------------------------------

                  (a) Market Price.

                  The Company's Common Stock is quoted on the Over-The-Counter Bulletin Board System. During the fourth quarter of 1999, the Company's Common Stock was quoted on the National Quotation Bureau.

                  As of December 31, 1999, the Company had 142 shareholders of record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

                  The Company's common stock is traded on the bulletin board system under the symbol "EMFP". During the fourth quarter of 1999, the Company's Common Stock was traded on the National Quotation Bureau. The table below reflects the high and low bid and ask quotations for each of the Company's fiscal quarters for the fiscal year covered by this report. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                  The prices were obtained from the internet, the source of the information is believed to be reliable.

                                    1999
                                    ----

                                    HIGH               LOW
                                    ----               ----
1st Quarter                         3.18               1.81
2nd Quarter                         2.81               1.31
3rd Quarter                         1.81               1.31
4th Quarter                         1.69               0.62

                  The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock", for purposes relevant to the Company, as any equity security that has a market price of less that $5.00 per share or with an exercise price of less that $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (I) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (I) obtain financial information ad investment experience and objectives of the person; and
(iii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person as sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (I) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transactions. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

                  For the initial listing on the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operation history of at least one year or a market capitalization of $50 million.

                  For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,00, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

                  Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisitions, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of , or to obtain accurate quotations as to the market value of, the Company's securities.

                  (b) Holders.

Item 6.           Management's Discussion and Analysis of Plan of Operation

Financial Condition

                  Since the Company's inception, the Company has been involved in the development of its technology. During this time revenues have been minimal and expenditures primarily attributed to research and development. Without adequate revenues to offset expenditures, the Company has report a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity sales. As of the end of fiscal 1999, the Company had offset its accumulated deficit in this manner and has therefore not found it necessary to incur any long-term debt. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the real sense, this value is not quantified as such on the Company's Balance Sheet.

Operational Results

                  During 1999, the Company reported revenues of $49,701. Revenues have been primarily from the sale of the emergency CPR assistance device and the company is now focusing on securing licensing agreements and on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures.

                  The cost of goods sold decreased both in the amount and as a percentage of sales in 1999 versus 1998. These decreases are due primarily to the large inventory on hand at year end 1998 that supported sales in 1999.

Total expenditures decreased substantially in 1999 as compared to 1998. The primary reasons for this occurrence are:

                  Research and development costs decreased from $576,588 to $57,328 during the fiscal years ended December 31, 1998 and 1999, respectively. This substantial decrease was a result of the Company's move from a research and development stage to a marketing stage wherein the Company is focused on sales and licensing of the RespAide(TM) product.

                  Depreciation and amortization expense decreased minimally from $24,485 to $22,876 during the fiscal year ended December 31, 1998 and 1999, respectively.

                  General and administrative costs decreased from $1,093,776 to $920,319 during the fiscal years ended December 31, 1998 and 1999, respectively, as a result of decreased employee compensation in the form of common stock.

Capital Funding

                  The Company currently is unable to generate sufficient cash from operations to sustain its business efforts as well as to accommodate its growth plans. Until it is able to generate sufficient cash flow, the Company will seek capital funding from outside resources. The company presently has no commitment for such funding and has not concluded what form, whether debt or equity, such funding will be derived through.

                  The Company's cost-efficient business model emphasizes: (1) in-house research and development; (2) accumulation of intellectual property assets; (3) ownership of key production equipment; and (4) outsourcing of all manufacturing, distribution, warehousing, and order fulfillment. Accordingly, the Company benefits from low overhead, as well as the pricing advantages inherent in proprietary specialty products.

                  The Company's management is now completing transformation from a technology-driven research and development business to a marketing-driven proprietary products company. Product development efforts remain an important priority, but are now balanced by an increasing focus on elements of production and sales.

                  The Company's current product line includes:

           o RespAide(TM) CPR Isolation Mask. The company has received Federal Drug Administration ("FDA") approval for its RespAide
                  (TM) CPR isolation mask incorporating the VIV filter, and recently commenced volume manufacturing and distribution of complete units and replacement filters (the RespAide(TM) filter needs to be replaced after each use). In test by Nelson Laboratories, RespAide(TM) was found to be greater than 99.9% effective against bacterial and viral transmission - the highest rating testing labs will issue for medical devices, and believed by management of the Company to be superior to any competing product on the market.

           o Disposable Filters for BVMs. The same filter used in the RespAide(TM) product is ideal for preventing contamination of "bag valve masks" which are single-use ventilators. The disposable filter keeps the equipment contaminant-free, thereby allowing a BVM to be safely reused with a new filter - a considerable economic benefit due to the lower replacement and disposal costs of the filter versus discarding the entire BVM unit. The Company has applied for FDA approval.


           o Ventilator Circuits. To extend its market reach from emergency response sites to the vast number of respiratory procedures conducted within medical facilities, the Company has introduced two new configurations of its VIV technology: (1) a one-way ventilator circuit that eliminates the exhalation ports of patient's breath in favor of permitting a T-valve attachment of monitoring CO(2) levels - suitable for any inline ventilator connection; and (2) a two-way ventilator circuit for applications where ambient air flow must pass evenly in both directions while still protecting equipment and hoses. This is suitable for use in anesthesia and general respiratory procedures. The company has applied for FDA approval.

                  In addition, the Company has designed another configuration of the technology for the BVM market that incorporates a self-contained nebulizer, a filter, and a bag with built-in CO(2) monitoring capabilities. A patent application has been filed for this product. The Company is currently conducting prototype development.

The market for air purification filters for protection against communicable diseases has grown rapidly since the mid-1980's - from practically nil, to an estimated 1,460,000,000 in 1997. Demand has been driven largely by such factors as the spread of AIDS and Hepatitis C, the resurgence of Tuberculosis in many urban settings, and growing concerns in the medical community about new drug-resistant strains of bacteria. Such concerns are clearly evident in the results of recent independent surveys indicating that approximately 45% of doctors, 57% of EMTs, 80% of nurses, and substantially all paramedics surveyed would refuse to perform mouth-to-mouth resuscitation on an adult stranger without barrier protection. Indeed, many of the respondents indicated that they had already walked away from situations in the community requiring mouth-to-mouth resuscitation.

In addition to emergency ambulance services, police departments, firefighters, hospitals, doctors, the military, and major CPR training organizations such as the American Heart Association, management believes that the market also includes government and private sector entities that will choose, or may be required by law to keep CPR isolation masks on hand.

                  The Company currently holds military national stocking numbers for the RespAide(TM) CPR isolation mask and replacement filters. These stocking numbers make both products acceptable for inventory in all four branches of the military and the U.S. Coast Guard.

                  To reach the market, the Company has entered into contractual arrangements with a number of U.S. and international medical product distributors. Additionally, the Company is actively pursuing licensing agreements with other companies that have market penetration.

                  The Company intends to firmly establish its reputation for supplying the best medical air filters available, and then begin aggressively commercializing the technology in the enormous HVAC category. The Company estimates that the addition of HVAC applications will increase the total addressable market for dual-filtered vapor isolation valve technology.

Competition

                  The medical device industry is a highly competitive sector of the health care industry and there are a large number of established and well financed entities with significantly greater financial resources, technical expertise and in depth managerial capabilities than the Company. Although the Company has achieved patent protection for the RespAide(TM), there is no assurance that other entities may not compete in or enter the medical and commercial market in competition with the Company.

Item 7.           Financial Statements.
                  ---------------------

                       EMERGENCY FILTRATION PRODUCTS, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                 C O N T E N T S


Independent Auditors' Report ......................................    3

Balance Sheet .....................................................    4

Statements of Operations ..........................................    6

Statements of Stockholders' Equity (Deficit) ......................    7

Statements of Cash Flows ..........................................    8

Notes to the Financial Statements .................................   10

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Emergency Filtration Products, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheet of Emergency Filtration Products, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emergency Filtration Products, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has not generated revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
April 9, 2000

                       EMERGENCY FILTRATION PRODUCTS, INC.
                                  Balance Sheet


                                     ASSETS

                                                   December 31,
                                                       1999
                                                   ------------
CURRENT ASSETS

   Cash                                              $      --
   Accounts receivable (Note 1)                          9,605
   Prepaid expenses                                        958
   Inventory (Note 1)                                   90,937
                                                     ---------
     Total Current Assets                              101,500
                                                     ---------

PROPERTY AND EQUIPMENT (Note 1)

   Molds                                               109,650
   Furniture and office equipment                       36,884
   Accumulated depreciation                            (48,751)
                                                     ---------

     Total Property and Equipment                       97,783
                                                     ---------

OTHER ASSETS

   Deposits                                              4,141
   Patent, net (Note 2)                                 29,144
                                                     ---------

     Total Other Assets                                 33,285
                                                     ---------

     TOTAL ASSETS                                    $ 232,568
                                                     =========

The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                            Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   December 31,
                                                                                       1999
                                                                                   ------------
CURRENT LIABILITIES
   Accounts payable                                                                 $   102,051
   Accounts payable - related parties (Note 3)                                          146,620
   Cash overdraft                                                                         1,176
   Note payable (Note 4)                                                                 18,532
   Accrued expenses                                                                      21,615
   Contingent liability (Note 3)                                                        135,000
                                                                                    -----------

     Total Current Liabilities                                                          424,994
                                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized 50,000,000 shares;
    7,823,765 shares issued and outstanding                                               7,824
   Additional paid-in capital                                                         3,920,647
   Accumulated deficit                                                               (4,120,897)
                                                                                    -----------

     Total Stockholders' Equity (Deficit)                                              (192,426)
                                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $   232,568
                                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                            Statements of Operations


                                                          For the Year Ended
                                                              December 31,
                                                     -----------------------------
                                                         1999              1998
                                                     -----------       -----------
NET SALES                                            $    49,701       $   140,507

EXPENSES

   Cost of sales                                          30,194           125,734
   Depreciation and amortization                          22,876            24,485
   Bad debt expense                                        1,092               966
   Research and development                               57,328           576,588
   General and administrative                            920,319         1,093,776
                                                     -----------       -----------

     Total Expenses                                    1,031,809         1,821,549
                                                     -----------       -----------

LOSS FROM OPERATIONS                                    (982,108)       (1,681,042)
                                                     -----------       -----------

OTHER INCOME (EXPENSE)

   Other expenses                                             --           (38,514)
   Loss on disposal of assets                                 --            (3,014)
   Interest expense                                       (1,401)          (17,906)
                                                     -----------       -----------

     Total Other Income (Expense)                         (1,401)          (59,434)
                                                     -----------       -----------

NET LOSS                                             $  (983,509)      $(1,740,476)
                                                     ===========       ===========

BASIC LOSS PER SHARE                                 $     (0.13)      $     (0.30)
                                                     ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                           7,598,780         5,653,607
                                                     ===========       ===========

The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                  Statements of Stockholders' Equity (Deficit)

                                                   Common Stock                 Additional
                                           ---------------------------            Paid-In            Accumulated
                                             Shares             Amount            Capital              Deficit
                                           ---------           -------          -----------          -----------
Balance, December 31, 1997                 5,501,401           $ 5,501           $1,317,674          $(1,396,912)

Common stock issued for cash at
 prices ranging from $0.40 to
 $1.00 per share                             809,056               809              657,833                   --

Common stock issued for
 services at prices ranging
 from $0.40 to $1.00 per share             1,221,066             1,221            1,112,712                   --

Common stock issued in
 lieu of debt at $1.00 per share             103,251               103              103,148                   --

Common stock canceled at
 predecessor cost (original
 founders) at $0.00 per share               (556,667)             (556)                 556                   --

Net loss for the year ended
 December 31, 1998                                --                --                   --           (1,740,476)
                                           ---------             -----            ---------          -----------

Balance, December 31, 1998                 7,078,107             7,078            3,191,923           (3,137,388)

Common stock issued for
 cash at $1.00 per share                     601,061               601              600,460                   --

Common stock issued on
 exercise of stock options
 at $0.75 per share                           67,000                67               50,183                   --

Common stock issued for
 services at $1.00 per share                  77,597                78               77,519                   --

Additional capital contribution                   --                --                  562                   --

Net loss for the year ended
 December 31, 1999                                --                --                   --             (983,509)
                                           ---------             -----            ---------          -----------

Balance, December 31, 1999                 7,823,765           $ 7,824           $3,920,647          $(4,120,897)
                                           =========           =======           ==========          ===========


The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                            Statements of Cash Flows


                                                                 For the Year Ended
                                                                    December 31,
                                                          -------------------------------
                                                             1999                 1998
                                                          ---------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                               $(983,509)          $(1,740,476)
   Adjustments to reconcile net loss to net
    cash (used by) operating activities:
     Depreciation and amortization                           22,876                24,485
     Loss on disposal of assets                                  --                 3,014
     Bad debts                                                1,092                   966
     Common stock issued for services                        77,597             1,113,933
   Changes in operating assets and liabilities:
     (Increase) decrease in deposits                             --                  (719)
     (Increase) decrease in inventory                       (27,241)               41,536
     (Increase) decrease in prepaid expenses                  4,830                (5,788)
     (Increase) decrease in accounts receivable
       and accounts receivable related                        2,465                10,640
     Increase (decrease) in cash overdraft                    1,176                  (193)
     Increase (decrease) in accrued expenses                 12,861                24,192
     Increase (decrease) in accounts payable
       and accounts payable - related parties               199,027               (56,945)
                                                          ---------           -----------

       Net Cash (Used by) Operating Activities             (688,826)             (585,355)
                                                          ---------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of equipment                                 (12,625)                   --
   Patent costs                                              (8,345)              (17,426)
                                                          ---------           -----------

       Net Cash (Used by) Investing Activities              (20,970)              (17,426)
                                                          ---------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of stock                          651,311               658,642
   Additional capital contributed                               562                    --
   Proceeds from note payable                                22,480                13,702
   Payment on notes and leases payable                      (25,741)               (8,379)
                                                          ---------           -----------

       Net Cash Provided by Financing Activities            648,612               663,965
                                                          ---------           -----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                       (61,184)               61,184

CASH AT BEGINNING OF PERIOD                                  61,184                    --
                                                          ---------           -----------

CASH AT END OF PERIOD                                     $      --           $    61,184
                                                          ---------           -----------


The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                      Statements of Cash Flows (Continued)

                                                           For the Year Ended
                                                               December 31,
                                                       ---------------------------
                                                         1999               1998
                                                       -------          ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
   Interest                                            $ 1,401          $    2,468
   Income taxes                                        $    --          $       --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services                    $77,597          $1,113,933
   Common stock issued in lieu of convertible
     debt debentures and accrued interest              $    --          $  103,251


The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                                December 31, 1999


        NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  a. Organization

                  Emergency Filtration Products, Inc. (the Company) was incorporated in the State of Nevada on November 1, 1991 as Lead Creek Unlimited. In March 1996, pursuant to a Plan of Reorganization, the Company changed its name to Emergency Filtration Products, Inc.

                  Between November 1, 1991 and February 9, 1996, the Company had no line of business. As of the latter date, the Company entered into an agreement to acquire title to a technology in the emergency respiration equipment field. The Company is currently engaged in the development, production and sale of this equipment.

                  b. Accounting Method

                  The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

                  c. Cash and Cash Equivalents

                  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                  d. Accounts Receivable

                  Accounts receivable are shown net of the allowance for doubtful accounts of $1,092 at December 31, 1999.

                  e. Provision for Taxes

                  At December 31, 1999, the Company had net operating loss carryforwards of approximately $4,100,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

                  f. Property and Equipment

                  Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives as follows:

                       Molds                                       7 years
                       Furniture and office equipment              5 to 7 years

                  Depreciation expense for the years ended December 31, 1999 and 1998 was $20,940 and $22,825, respectively.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                                December 31, 1999


         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  g. Inventory

                  Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of raw materials used in the assembly and production of the emergency respiration equipment.

                  h. Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  i. Basic Loss Per Share


                  The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Common stock equivalents, consisting of stock options, have not been included in the calculation as their effect is antidilutive for the periods presented.

                                                       For the Year Ended
                                                       December 31, 1999
                                      ---------------------------------------------------
                                         Loss                 Shares            Per Share
                                      (Numerator)          (Denominator)          Amount
                                      -----------          -------------        ---------
                                      $  (983,509)            7,598,780           $(0.13)
                                      ===========             =========           ======

                                                       For the Year Ended
                                                        December 31, 1998
                                      ---------------------------------------------------
                                         Loss                 Shares            Per Share
                                      (Numerator)          (Denominator)          Amount
                                      -----------          -------------        ---------
                                      $(1,740,476)            5,653,607          $(0.30)
                                      ===========             =========          ======

                  j. Change in Accounting Principle

                  The Financial Accounting Standards Board has issued certain new standards, including standards on earnings per share (SFAS
                  128), capital structure (SFAS 129), comprehensive income (SFAS
                  130), operating segments (SFAS 131) and postretirement benefits (SFAS 132). The adoption of these standards did not have a material impact on the Company's financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                                December 31,1999


         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  k. Advertising

                  The Company follows the policy of charging the costs of advertising to expense as incurred.

                  l. Revenue Recognition

                  Revenue is recognized upon shipment of goods to the customer.

                  m. Equity Securities

                  Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

         NOTE 2 - PATENT

                  The Company entered into an agreement to acquire the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. The Company has agreed to pay a 5% royalty on any sales related to the patented intellectual property. Additional costs related to the patent were capitalized during the years ended December 31, 1999 and 1998 which consist of legal and filing fees incurred to maintain the patent throughout the world. Amortization is computed over an estimated life of 15 years. Impairment of the patent is analyzed annually. The patent was published by the U.S. Patent Office on November 15, 1996, the U.S. Patent number is 5,575,279. Amortization expense for the years ended December 31, 1999 and 1998 was $1,936 and $1,660, respectively.

         NOTE 3 - RELATED PARTY TRANSACTIONS

                  At December 31, 1999, $135,000 has been recorded by the Company which represents an amount claimed to be owed to a shareholder and former officer of the Company for unpaid wages and reimbursements. The shareholder also claims that he has legal rights to certain trademarks of the Company until he is paid in full. The Company believes that the claim is unsubstantiated and has tried to negotiate a settlement amount with the shareholder. Management believes that in the unlikely case of an unfavorable outcome, the potential loss will not exceed the $135,000 recorded. Management is uncertain as to the outcome as of the date of this audit report.

                  Certain employees, officers and shareholders are also owed amounts in past due wages and expense reimbursements as of December 31, 1999. In addition, a shareholder of the Company has advanced funds to the Company in order to cover operating costs. The total amount owed to these related parties as of December 31, 1999 was $146,620. The amounts are non-interest bearing, unsecured, and due on demand.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                                December 31, 1999


         NOTE 4 - NOTE PAYABLE

                  A note was signed by the Company to an insurance company for product liability insurance for a one year period from October 1999 to October 2000. The remaining amount due at December 31, 1999 was $18,532.

         NOTE 5 - GOING CONCERN

                  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $4,120,897 at December 31, 1999 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

         NOTE 6 - COMMITMENTS AND CONTINGENCIES

                  The Company is leasing office space in Las Vegas, Nevada for three years beginning October 15, 1998. The monthly rental payment is currently $3,810.

                  Minimum future lease payments on the lease as of December 31, 1999 are as follows:

                                Year Ending
                                December 31,                       Amount
                                ------------                       ------
                                    2000                           $48,535
                                    2001                            28,989
                                    2002                                --
                                    2003                                --
                                    2004 and thereafter                 --

                                Total                              $77,524

         NOTE 7 - STOCK OPTIONS

                  During 1998, the Company granted stock options to various individuals for a total of 3,120,000 restricted common shares of the Company at exercise prices ranging from $0.60 to $1.40 per share. During the year ended December 31, 1999, additional stock options were granted for a total of 785,000 restricted common shares of the Company at exercise prices ranging from $1.00 to $5.00 per share and 67,000 options were exercised at $0.75 per share for total proceeds of $50,250. The total amount of outstanding stock options at December 31, 1999 is summarized as follows:

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                                December 31, 1999


            NOTE 7 - STOCK OPTIONS (Continued)

                          Shares                    Exercise Price          Exercised By
                      --------------              ------------------      ----------------
                             300,000                         $0.60        December 2000
                           2,553,000                         $0.75        January 2001
                             100,000                         $0.60        December 2001
                             100,000                         $1.40        December 2001
                             100,000                         $1.00        March 2002
                             150,000                         $1.00        February 2002
                              50,000                         $2.50        February 2002
                              50,000                         $4.00        February 2002
                             150,000                         $1.00        January 2002
                             100,000                         $2.50        January 2002
                              75,000                         $4.00        January 2002
                              75,000                         $5.00        January 2002
                              35,000                         $1.00        March 2003

          Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
                  -----------------------------------------------------------

                  The Company has not changed accountants since its formation and there are no disagreements with the findings of said accountants.

          Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
                  -------------------------------------------------------------

                  The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

       Name                       Age       Position
       ----                       ---       --------
Michael J. Crnkovich               45       President, Chief Executive
                                            Officer, Director (Chairman
                                            of the Board)

Peter Clark                        48       Secretary, Treasurer, Director

Dr. Raymond C.L. Yuan              56       Director

Thomas Burns                       61       Director

Sherman Lazrus                     66       Director

Douglas K. Beplate                 45       Control Person

                  The principal occupation and business experience during the last five years for each of the present directors and executive officers of the Company are as follows:

         Michael J. Crnkovich, Chairman, President and CEO, joined the Company as Director of Marketing in 1997, and was appointed to his present positions later that same year. Prior to his positions with the Company, Mr. Crnkovich was employed as the General Manager for an eight-line General Motors/Chrysler automobile dealership, Billingsley Motors, in Winnemucca, Nevada.

         Peter Clark, Vice President, Sales and Marketing, joined the Company in 1995 and was subsequently appointed Secretary/Treasurer and elected to the Board of Directors in 1997.

         Dr. Raymond C.L. Yuan, Director, was elected to the Board in December, 1997. Since 1993, Dr. Yuan has served as Managing Director of AsiaWorld Medical Technology Limited, an exclusive master distributor of advanced medical and healthcare products in South East Asia, including the People's Republic of China. In addition, Dr. Yuan currently serves in the following positions: President of the MedNet Group located in Hong Kong, a group of healthcare education and communications companies; Managing Director of Bio-health Consultancy Limited (Hong Kong), a consulting firm specializing in bio-health and biotechnology consulting to medical institutions; and Executive Director of Financial Resource International, Limited located in Hong Kong, an international investment banking firm.

         J. Thomas Burns, Director, was elected to the Board in May, 1998. Mr. Burns has more than 25 years of senior management and marketing experience in the medical devices field. His most recent position was President and CEO of Laerdal Medical Corporation (Armonk, New York), a competitor of the Company and currently the leading supplier of CPR isolation masks.

         Sherman Lazrus, Director, was elected to the Board in December 1998, and has nearly 40 years' experience in government and private sector health care and health care finance. Mr. Lazrus presently serves as President of American Medical Capital, a division of American Medical Enterprises, LLC located in Bethesda, Maryland, a financial services and investment banking company specializing in the healthcare industry, a position he has held since 1991.

                  The officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders' meeting or until their death, resignations, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors.

                  There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person.

                  The Company has checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.

         Item 10. Executive Compensation.
                  -----------------------

The following table sets forth the cash compensation which was paid by the Company for services rendered to the Company. During fiscal year ended 1999, the following payments were made:

Name                            Position              Remuneration
----                            --------              ------------
Michael J. Crnkovich            President,              $48,000
                                Chief Executive
                                Officer

Peter Clark                     Secretary/Treasurer     $36,000



         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management.
                  ---------------------------------------------------

Security Ownership of Certain Beneficial Owners.

                  The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company:

                           Name and                  Amount and
                           Address of                Nature of              Percent
Title of Class             Beneficial Owner          Beneficial Owner       of Class
--------------             ----------------          ----------------       --------
Common                     Peter Clark
                           2251 Wigwam Pkwy
                           #1823
                           Henderson, NV 89014       600,293                7.672%

Option                     Peter Clark
                           2251 Wigwam Pkwy
                           #1823
                           Henderson, NV 89014       600,000                - - - -

Common                     Douglas K. Beplate
                           2254 Candlestick Avenue
                           Henderson, NV 89052       739,820                9.456%

Option                     Douglas K. Beplate
                           2254 Candlestick Avenue
                           Henderson, NV 89052       500,000                - - - -

Common                     Niso Adato
                           Levent Cab No. 3
                           Bricini, Levent 80620
                           Istanbul, Turkey          450,000                5.751%
                                                   ---------               ------
                                    Total          2,890,113               22.879%

                  The total of the Company's outstanding Common Shares are held by 142 persons.

Security Ownership of Management.

                  The following table sets forth the beneficial ownership for each class of equity securities of the Company beneficially owned by all directors and officers of the Company.


                           Name and                  Amount and
                           Address of                Nature of              Percent
Title of Class             Beneficial Owner          Beneficial Owner       of Class
--------------             ----------------          ----------------       --------

Common                     Michael J. Crnkovich      201,000                2.569%
                           505 Copper Street         600,000 (2)
                           #206
                           Elko, NV 89801

Common                     Peter Clark               600,293                7.672%
                           2251 Wigwam Pkwy          600,000 (2)
                           #1823
                           Henderson, NV 89014

Common                     Dr. Raymond C.L. Yuan     10,000                 0.127%
                           4335 S. Industrial Road   100,000 (2)
                           Las Vegas, NV 89103

Common                     J. Thomas Burns           100,000 (2)            - - - -
                           4335 S. Industrial Road
                           Las Vegas, NV 89103

Common                     Sherman Lazrus            100,000 (2)            - - - -
                           4335 S. Industrial Road
                           Las Vegas, NV 89103

Common                     Douglas K. Beplate (3)    739,820                9.456%
                           2254 Candlestick Avenue   500,000 (2)
                           Henderson, NV 89052
                                                   ---------               ------
                                    Total Shares   1,551,113               19.824%

(1) Beneficial, including options.

(2) The following options of the Company are owned by the directors and officers and control persons of the Company:

                                         # of Shares                 Price            Expiration
                                         -----------                 -----            ----------
Michael J. Crnkovich                        100,000                   $0.60             12/30/00
                                            500,000                   $0.75             01/08/01

Peter Clark                                 100,000                   $0.60             12/30/00
                                            500,000                   $0.75             01/08/01

Douglas K. Beplate                          500,000                   $0.75             01/08/01

Raymond C.L. Yuan                           100,000                   $ .60             12/30/00

Thomas Burns                                100,000                   $0.60             12/30/01

Sherman Lazrus                              100,000                   $1.40             12/09/01
                                          ---------
Total shares subject to options           2,000,000

Consultant [co-founder and inventor]; 668,667 pledged to a third party.

         Item 12. Certain Relationship and Related Transactions.
                  ----------------------------------------------

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

         Item 13. Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  The following reports on Form 8-K are incorporated herein by reference:

                  (1)      8-K filed 12/3/1999

                  The following documents are filed as part of this report:

                  (1) Financial Statements filed as part of this report prepared by Jones Jensen & Co., Certified Public Accountant for the fiscal year ended 12/31/99, with the related consolidated statements of operations and accumulated deficit, and cash flow for the year then ended.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2000                  Emergency Filtration Products, Inc.



                                       By: /s/ Michael J. Crnkovich
                                          ----------------------------------
                                           Michael J. Crnkovich
                                           President