Form 10KSB/A
period 1999-12-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2000-04-19
CIK 1088213

Commission File No. 000-27421



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT N0. 1


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

Date:  April 19, 2000                  Emergency Filtration Products, Inc.



                                       By: /s/ Michael J. Crnkovich
                                          ----------------------------------
                                           Michael J. Crnkovich
                                           President