Form 10-Q
period 2000-03-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2000-05-22
CIK 1088213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED March 31, 2000.

                                             OR

   [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-27421


                       EMERGENCY FILTRATION PRODUCTS, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                       87-0561647
   ---------------------------------                     -------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

  4335 South Industrial Road, Suite 440
           Las Vegas, Nevada                                 89103
-----------------------------------------                  --------
(Address of principal executive offices)                  (Zip code)


Issuer's telephone number: (702) 798-4541

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     At March 31, 2000, there were outstanding 8,334,001 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I. Financial Statements


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Emergency Filtration Products, Inc.
Las Vegas, Nevada


We have reviewed the accompanying balance sheet of Emergency Filtration Products, Inc. as of March 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Emergency Filtration Products, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended (not presented herein) and in our report dated April 9, 2000, we expressed an unqualified opinion on those financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
May 17, 2000

                       EMERGENCY FILTRATION PRODUCTS, INC.
                                 Balance Sheets


                                     ASSETS


                                               March 31,       December 31,
                                                 2000               1999
                                              -----------      ------------
                                              (Unaudited)
CURRENT ASSETS

   Cash                                       $   2,746         $    --
   Accounts receivable (Note 1)                   4,793             9,605
   Prepaid expenses                                --                 958
   Inventory (Note 1)                            89,312            90,937
                                              ---------         ---------

     Total Current Assets                        96,851           101,500
                                              ---------         ---------

PROPERTY AND EQUIPMENT (Note 1)

   Molds                                        109,650           109,650
   Furniture and office equipment                36,884            36,884
   Accumulated depreciation                     (56,077)          (48,751)
                                              ---------         ---------

     Total Property and Equipment                90,457            97,783
                                              ---------         ---------

OTHER ASSETS

   Deposits                                       4,141             4,141
   Patent, net (Note 2)                          28,590            29,144
                                              ---------         ---------

     Total Other Assets                          32,731            33,285
                                              ---------         ---------

     TOTAL ASSETS                             $ 220,039         $ 232,568
                                              =========         =========




   The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               March 31,         December 31,
                                                                2000                 1999
                                                             ------------        ------------
                                                             (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                          $   126,174         $   102,051
   Accounts payable - related parties (Note 3)                   244,120             146,620
   Cash overdraft                                                   --                 1,176
   Note payable (Note 4)                                          12,496              18,532
   Accrued expenses                                               21,615              21,615
   Contingent liability (Note 3)                                 135,000             135,000
                                                             -----------         -----------

     Total Current Liabilities                                   539,405             424,994
                                                             -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
     50,000,000 shares; 8,334,001 and 7,823,765 shares
     issued and outstanding, respectively                          8,334               7,824
   Additional paid-in capital                                  4,188,638           3,920,647
   Accumulated deficit                                        (4,516,338)         (4,120,897)
                                                             -----------         -----------

     Total Stockholders' Equity (Deficit)                       (319,366)           (192,426)
                                                             -----------         -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                      $   220,039         $   232,568
                                                             ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                            Statements of Operations
                                   (Unaudited)


                                          For the Three Months Ended
                                                 March 31,
                                         ---------------------------
                                            2000              1999
                                         ---------         ---------
NET SALES                                $   5,311         $   5,869

EXPENSES

   Cost of sales                             2,710             4,784
   Depreciation and amortization             7,880             5,719
   Research and development                   --               4,983
   General and administrative              389,780           317,159
                                         ---------         ---------

     Total Expenses                        400,370           332,645
                                         ---------         ---------

LOSS FROM OPERATIONS                      (395,059)         (326,776)
                                         ---------         ---------

OTHER INCOME (EXPENSE)

   Interest expense                           (382)             (379)
                                         ---------         ---------

     Total Other Income (Expense)             (382)             (379)
                                         ---------         ---------

NET LOSS                                 $(395,441)        $(327,155)
                                         =========         =========

BASIC LOSS PER SHARE                     $   (0.05)        $   (0.05)
                                         =========         =========


   The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                  Statements of Stockholders' Equity (Deficit)


                                                     Common Stock           Additional
                                               ------------------------       Paid-In     Accumulated
                                                 Shares        Amount         Capital       Deficit
                                               ---------    -----------    -----------    ------------
Balance, December 31, 1998                     7,078,107    $     7,078    $ 3,191,923    $(3,137,388)

Common stock issued for
  cash at $1.00 per share                        601,061            601        600,460           --

Common stock issued on
  exercise of stock options
  at $0.75 per share                              67,000             67         50,183           --

Common stock issued for
  services at $1.00 per share                     77,597             78         77,519           --

Additional capital contribution                     --             --              562           --

Net loss for the year ended
  December 31, 1999                                 --             --             --         (983,509)
                                             -----------    -----------    -----------    -----------

Balance, December 31, 1999                     7,823,765          7,824      3,920,647     (4,120,897)

Common stock issued for
  cash at $0.50 per share
  (unaudited)                                     50,000             50         24,950           --

Common stock issued for
  services at prices ranging
  from $0.50 to $0.85 per
  share (unaudited)                              460,236            460        243,041           --

Net loss for the three months
  ended March 31, 2000
  (unaudited)                                       --             --             --         (395,441)
                                             -----------    -----------    -----------    -----------

Balance, March 31, 2000
  (unaudited)                                  8,334,001    $     8,334    $ 4,188,638    $(4,516,338)
                                             ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                   For the Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                      2000          1999
                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                         $(395,441)    $(327,155)
   Adjustments to reconcile net loss to net
    cash (used by) operating activities:
     Depreciation and amortization                      7,880         5,719
     Common stock issued for services                 243,501        25,000
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                   1,625        (8,206)
     (Increase) decrease in prepaid expenses              958         2,894
     (Increase) decrease in accounts receivable
       and accounts receivable related                  4,812         8,981
     Increase (decrease) in cash overdraft             (1,176)         --
     Increase (decrease) in accrued expenses             --           1,227
     Increase (decrease) in accounts payable
       and accounts payable - related parties         121,623       (23,851)
                                                    ---------     ---------

       Net Cash (Used by) Operating Activities        (16,218)     (315,391)
                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of equipment                              --         (12,625)
                                                    ---------     ---------

       Net Cash (Used by) Investing Activities           --         (12,625)
                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of stock                     25,000       534,661
   Payment on notes and leases payable                 (6,036)       (8,268)
                                                    ---------     ---------

       Net Cash Provided by Financing Activities       18,964       526,393
                                                    ---------     ---------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   2,746       198,377

CASH AT BEGINNING OF PERIOD                              --          61,184
                                                    ---------     ---------

CASH AT END OF PERIOD                               $   2,746     $ 259,561
                                                    =========     =========



   The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                             For the Three Months Ended
                                                     March 31,
                                             --------------------------
                                               2000              1999
                                             --------          --------
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:

   Interest                                  $    382          $    379
   Income taxes                              $   --            $   --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services          $243,501          $ 25,000



   The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999


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

     d. Accounts Receivable

     Accounts receivable are shown net of the allowance for doubtful accounts of $1,092 and $1,092 at March 31, 2000 and December 31, 1999, respectively.

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

            Molds                                       7 years
            Furniture and office equipment              5 to 7 years

     Depreciation expense for the three months ended March 31, 2000 and 1999 was $7,326 and $5,235, respectively.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999


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

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 2 - PATENT

     The Company entered into an agreement to acquire the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. The Company has agreed to pay a 5% royalty on any sales related to the patented intellectual property. Additional costs related to the patent were capitalized during the years ended December 31, 1999 and 1998 which consist of legal and filing fees incurred to maintain the patent throughout the world. Amortization is computed over an estimated life of 15 years. Impairment of the patent is analyzed annually. The patent was published by the U.S. Patent Office on November 15, 1996, the U.S. Patent number is 5,575,279. Amortization expense for the three months ended March 31, 2000 and 1999 was $554 and $484, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

     At March 31, 2000 and December 31, 1999, $135,000 has been recorded by the Company which represents an amount claimed to be owed to a shareholder and former officer of the Company for unpaid wages and reimbursements. The shareholder also claims that he has legal rights to certain trademarks of the Company until he is paid in full. The Company believes that the claim is unsubstantiated and has tried to negotiate a settlement amount with the shareholder. Management believes that in the unlikely case of an unfavorable outcome, the potential loss will not exceed the $135,000 recorded. Management is uncertain as to the outcome as of the date of this audit report.

     Certain employees, officers and shareholders are also owed amounts in past due wages and expense reimbursements as of March 31, 2000 and December 31, 1999. In addition, certain shareholders of the Company have advanced funds to the Company in order to cover operating costs. The total amount owed to these related parties as of March 31, 2000 and December 31, 1999 was $244,120 and $146,120, respectively. The amounts are non-interest bearing, unsecured, and due on demand.

NOTE 4 - NOTE PAYABLE

     A note was signed by the Company to an insurance company for product liability insurance for a one year period from October 1999 to October 2000. The remaining amount due at March 31, 2000 and December 31, 1999 was $12,496 and $18,532, respectively.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999


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

     Minimum future lease payments on the lease as of December 31, 1999 are as follows:


              Year Ending
              December 31,                                Amount
              ------------                                ------
                2000                                     $ 48,535
                2001                                       28,989
                2002                                           -
                2003                                           -
                2004 and thereafter                            -
                                                         --------
              Total                                      $ 77,524
                                                         ========


NOTE 7 - STOCK OPTIONS

     During 1998, the Company granted stock options to various individuals for a total of 3,120,000 restricted common shares of the Company at exercise prices ranging from $0.60 to $1.40 per share. During the year ended December 31, 1999, additional stock options were granted for a total of 785,000 restricted common shares of the Company at exercise prices ranging from $1.00 to $5.00 per share and 67,000 options were exercised at $0.75 per share for total proceeds of $50,250. During the three months ended March 31, 2000, additional options were granted for a total of 1,800,000 restricted common shares of the Company at an exercise price of $0.75 per share. The total amount of outstanding stock options at March 31, 2000 is summarized as follows:

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 7 - STOCK OPTIONS (Continued)


         Shares                 Exercise Price              Exercised By
         ------                 --------------              ------------
            300,000                 $0.60                  December 2000
          2,553,000                 $0.75                  January 2001
            100,000                 $0.60                  December 2001
            100,000                 $1.40                  December 2001
            100,000                 $1.00                  March 2002
            150,000                 $1.00                  February 2002
             50,000                 $2.50                  February 2002
             50,000                 $4.00                  February 2002
            150,000                 $1.00                  January 2002
            100,000                 $2.50                  January 2002
             75,000                 $4.00                  January 2002
             75,000                 $5.00                  January 2002
             35,000                 $1.00                  March 2003
          1,800,000                 $0.75                  January 2003


Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Since the Company's inception, the Company has been involved in the development of its technology. During this time revenues have been minimal and expenditures primarily attributed to research and development. Without adequate revenues to offset expenditures, the Company has report a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity sales. As of the quarter ended 3/31/2000, the Company had offset its accumulated deficit in this manner and has therefore not found it necessary to incur any long-term debt. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the real sense, this value is not quantified as such on the Company's Balance Sheet.

Operational Results

     During the quarter ended 3/31/2000, the Company reported revenues of $5,311. Revenues have been primarily from the sale of the emergency CPR assistance device and the company is now focusing on securing licensing agreements and on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures.

     The cost of goods sold decreased both in the amount and as a percentage of sales in the first quarter of 2000 versus the first quarter of 1999. These decreases are due primarily to the large inventory on hand that has supported sales in the first quarter of 2000.

     Total expenditures increased in the first quarter of 2000 as compared to the first quarter of 1999. The primary reasons for this occurrence are:

     Depreciation and amortization expense increased from $5,719. to $7,880. during the quarters ended March 31, 1999 and 2000, respectively.

     General and administrative costs increased from $317,159. to $389,780. during the quarters ended March 31, 1999 and 2000, respectively, as a result of increased expenditures for professional and consulting services.

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

     The Company's current product line includes:

     [X] RespAide(TM) CPR Isolation Mask. The company has received Federal Drug Administration ("FDA") approval for its RespAide(TM) CPR isolation mask incorporating the VIV filter, and recently commenced volume manufacturing and distribution of complete units and replacement filters (the RespAide(TM) filter needs to be replaced after each use). In test by Nelson Laboratories, RespAide(TM) was found to be greater than 99.9% effective against bacterial and viral transmission - the highest rating testing labs will issue for medical devices, and believed by management of the Company to be superior to any competing product on the market.

     [X] Disposable Filters for BVMs. The same filter used in the RespAide(TM) product is ideal for preventing contamination of "bag valve masks" which are single-use ventilators. The disposable filter keeps the equipment contaminant-free, thereby allowing a BVM to be safely reused with a new filter - a considerable economic benefit due to the lower replacement and disposal costs of the filter versus discarding the entire BVM unit. The Company has applied for FDA approval.

     [X] Ventilator Circuits. To extend its market reach from emergency response sites to the vast number of respiratory procedures conducted within medical facilities, the Company has introduced two new configurations of its VIV technology: (1) a one-way ventilator circuit that eliminates the exhalation ports of patient's breath in favor of permitting a T-valve attachment of monitoring CO(2) levels - suitable for any inline ventilator connection; and (2) a two-way ventilator circuit for applications where ambient air flow must pass evenly in both directions while still protecting equipment and hoses. This is suitable for use in anesthesia and general respiratory procedures. The company has applied for FDA approval.

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

     This discussion may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that the Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public company and that there can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or including a business combination.

                                    PART II

                               OTHER INFORMATION

Item 1 - Legal Proceedings

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


Item 2 - Changes in the Rights of the Company's
         Security Holders........................................ None

Item 3 - Defaults by the Company on its
         Senior Securities....................................... None

Item 4 - Submission of Matter to Vote of Security
         Holders................................................. None

Item 5 - Other Information

     The board held one meeting during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent.

     The board of directors has not established any audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Board of Directors acts as the audit committee. The Company recognizes that an audit committee, when formally established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors undertakes those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and (iii) received from the auditors disclosures regarding the auditors' Independents Standards Board Standard No. 1, as may be modified or supplemented.

Item 6 - Exhibits and Reports on Form 8-K

     The following reports on Form 8-K are incorporated herein by reference:

         (1) 8-K filed 1/3/2000

         (2) 8-K filed 2/24/2000

     The following documents are filed as part of this report:

         1) Unaudited Financial Statements filed as part of this report with the related consolidated statements of operations and accumulated deficit, and cash flow for the quarter then ended.

         2)   Financial Data Schedule 27.1.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: May 19, 2000                 Emergency Filtration Products, Inc.
                                    -----------------------------------
                                               (Registrant)



                                    By: /s/ Michael J. Crnkovich
                                        --------------------------------
                                        Michael J. Crnkovich
                                        President