Form 10QSB
period 2000-06-30
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2000-08-21
CIK 1088213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED June 30, 2000.

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-27421


                       EMERGENCY FILTRATION PRODUCTS, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


                 NEVADA                                87-0561647
   ---------------------------------               --------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

  4335 South Industrial Road, Suite 440
           Las Vegas, Nevada                               89103
-----------------------------------------               ------------
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

     At June 30, 2000, there were outstanding 8,716,754 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION



Item I.   Financial Statements



                       EMERGENCY FILTRATION PRODUCTS, INC.
                                 Balance Sheets


                                     ASSETS


                                                    June 30,           December 31,
                                                      2000                1999
                                                  -----------          ------------
                                                  (Unaudited)
CURRENT ASSETS

   Cash                                            $     901          $    --
   Accounts receivable (Note 1)                        9,017              9,605
   Prepaid expenses                                     --                  958
   Inventory (Note 1)                                 84,216             90,937
                                                   ---------          ---------

     Total Current Assets                             94,134            101,500
                                                   ---------          ---------
PROPERTY AND EQUIPMENT (Note 1)

   Molds                                             109,650            109,650
   Furniture and office equipment                     36,884             36,884
   Accumulated depreciation                          (63,403)           (48,751)
                                                   ---------          ---------

     Total Property and Equipment                     83,131             97,783
                                                   ---------          ---------
OTHER ASSETS

   Deposits                                            4,141              4,141
   Patent, net (Note 2)                               51,451             29,144
                                                   ---------          ---------

     Total Other Assets                               55,592             33,285
                                                   ---------          ---------

     TOTAL ASSETS                                  $ 232,857          $ 232,568
                                                   =========          =========

                       EMERGENCY FILTRATION PRODUCTS, INC.
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                             June 30,       December 31,
                                                               2000             1999
                                                           ------------     ------------
                                                           (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                        $   134,587       $   102,051
   Accounts payable - related parties (Note 3)                 286,570           146,620
   Cash overdraft                                                 --               1,176
   Note payable (Note 4)                                         6,320            18,532
   Accrued expenses                                             21,615            21,615
   Note payable - related, current (Note 3)                     10,800           135,000
                                                           -----------       -----------

     Total Current Liabilities                                 459,892           424,994
                                                           -----------       -----------
LONG-TERM DEBT

   Note payable - related (Note 3)                             135,700              --
                                                           -----------       -----------

     Total Long-Term Debt                                      135,700              --
                                                           -----------       -----------

     Total Liabilities                                         595,592           424,994
                                                           -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
     50,000,000 shares; 8,716,754 and 7,823,765 shares
     issued and outstanding, respectively                        8,717             7,824
   Additional paid-in capital                                4,475,320         3,920,647
   Accumulated deficit                                      (4,846,772)       (4,120,897)
                                                           -----------       -----------

      Total Stockholders' Equity (Deficit)                    (362,735)         (192,426)
                                                           -----------       -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                    $   232,857       $   232,568
                                                           ===========       ===========

                       EMERGENCY FILTRATION PRODUCTS, INC.
                            Statements of Operations
                                   (Unaudited)


                                                    For the Three Months Ended                  For the Six Months Ended
                                                             June 30,                                  June 30,
                                                  ------------------------------            ------------------------------
                                                     2000                1999                  2000                1999
                                                  ---------            ---------            ---------           ----------
NET SALES                                         $  13,532            $   6,097            $  18,843            $  11,966

EXPENSES

   Cost of sales                                      5,928                2,149                8,638                4,194
   Depreciation and amortization                      8,274                8,375               16,154               14,094
   Research and development                           5,050              139,007               41,050              143,990
   General and administrative                       324,473               72,301              678,253              392,199
                                                  ---------            ---------            ---------            ---------

     Total Expenses                                 343,725              221,832              744,095              554,477
                                                  ---------            ---------            ---------            ---------

LOSS FROM OPERATIONS                               (330,193)            (215,735)            (725,252)            (542,511)
                                                  ---------            ---------            ---------            ---------

OTHER INCOME (EXPENSE)

   Interest expense                                    (241)                (556)                (623)                (935)
                                                  ---------            ---------            ---------            ---------

     Total Other Income (Expense)                      (241)                (556)                (623)                (935)
                                                  ---------            ---------            ---------            ---------

NET LOSS                                          $(330,434)           $(216,291)           $(725,875)           $(543,446)
                                                  =========            =========            =========            =========

BASIC LOSS PER SHARE                              $   (0.04)           $   (0.03)           $   (0.09)           $   (0.08)
                                                  =========            =========            =========            =========

                       EMERGENCY FILTRATION PRODUCTS, INC.
                  Statements of Stockholders' Equity (Deficit)


                                                           Common Stock                   Additional
                                                  ------------------------------           Paid-In
Accumulated                                         Shares             Amount               Capital              Deficit
-----------                                         ------             ------               -------              -------
Balance, December 31, 1998                        7,078,107          $     7,078          $ 3,191,923          $(3,137,388)

Common stock issued for
  cash at $1.00 per share                           601,061                  601              600,460                 --

Common stock issued on
  exercise of stock options
  at $0.75 per share                                 67,000                   67               50,183                 --

Common stock issued for
  services at $1.00 per share                        77,597                   78               77,519                 --

Additional capital contribution                        --                   --                    562                 --

Net loss for the year ended
  December 31, 1999                                    --                   --                   --               (983,509)
                                                -----------          -----------          -----------          -----------

Balance, December 31, 1999                        7,823,765                7,824            3,920,647           (4,120,897)

Common stock issued for
  cash at $0.50 per share
  (unaudited)                                        50,000                   50               24,950                 --

Common stock issued for
  services at prices ranging
  from $0.50 to $0.85 per
  share (unaudited)                                 460,236                  460              243,041                 --

Common stock issued for cash
  at $0.75 per share (unaudited)                     72,333                   72               54,178                 --

Common stock issued on exercise
  of options at $0.75 per share
  (unaudited)                                        86,333                   87               64,663                 --

Common stock issued for services
  at $0.75 per share (unaudited)                    204,087                  204              152,861                 --

Common stock issued for patent
  costs (unaudited)                                  20,000                   20               14,980                 --

Net loss for the six months ended
  June 30, 2000 (unaudited)                            --                   --                   --               (725,875)
                                                -----------          -----------          -----------          -----------
Balance, June 30, 2000
  (unaudited)                                     8,716,754          $     8,717          $ 4,475,320          $(4,846,772)
                                                ===========          ===========          ===========          ===========


                       EMERGENCY FILTRATION PRODUCTS, INC.
                            Statements of Cash Flows
                                   (Unaudited)



                                                                For the Three Months Ended          For the Six Months Ended
                                                                         June 30,                            June 30,
                                                                ---------------------------         ---------------------------
                                                                  2000              1999              2000              1999
                                                                ---------         ---------         ---------         ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net loss                                                     $(330,434)        $(216,291)        $(725,875)        $(543,446)

   Adjustments to reconcile net loss to
    net cash (used by) operating activities:
     Depreciation and amortization                                  8,274             8,375            16,154            14,094
     Common stock issued for services                             153,065            25,000           396,566            50,000
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                               5,096           (30,398)            6,721           (38,604)
     (Increase) decrease in prepaid expenses                         --               2,894               958             5,788
     (Increase) decrease in accounts receivable
       and accounts receivable related                             (4,224)           (3,969)              588             5,012
     Increase (decrease) in cash overdraft                           --                --              (1,176)             --
     Increase (decrease) in accrued expenses                         --              (3,491)             --              (2,264)
     Increase (decrease) in accounts payable
       and accounts payable - related parties                      62,363            11,232           183,986           (18,019)
                                                                ---------         ---------         ---------         ---------

       Net Cash (Used by) Operating Activities                   (105,860)         (206,648)         (122,078)         (527,439)
                                                                ---------         ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Patent costs                                                    (8,809)             (800)           (8,809)             (800)
   Acquisition of equipment                                          --                --                --              (7,225)
                                                                ---------         ---------         ---------         ---------

       Net Cash (Used by) Investing Activities                     (8,809)             (800)           (8,809)           (8,025)
                                                                ---------         ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of stock                                119,000            66,400           144,000           601,061
   Payment on notes and leases payable                             (6,176)           (8,151)          (12,212)          (16,419)
                                                                ---------         ---------         ---------         ---------

       Net Cash Provided by Financing Activities                  112,824            58,249           131,788           584,642
                                                                ---------         ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                              (1,845)         (149,199)              901            49,178

CASH AT BEGINNING OF PERIOD                                         2,746           259,561              --              61,184
                                                                ---------         ---------         ---------         ---------

CASH AT END OF PERIOD                                           $     901         $ 110,362         $     901         $ 110,362
                                                                =========         =========         =========         =========

                       EMERGENCY FILTRATION PRODUCTS, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                     For the Three Months Ended           For the Six Months Ended
                                                              June 30,                            June 30,
                                                     ---------------------------           ---------------------------
                                                       2000               1999               2000               1999
                                                     --------           --------           --------           --------
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:

   Interest                                          $    241           $    556           $    623           $    935
   Income taxes                                      $   --             $   --             $   --             $   --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services                  $153,065           $ 25,000           $396,566           $ 50,000
   Common stock issued for patent costs              $ 15,000           $   --             $ 15,000           $   --



                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


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

       d.     Accounts Receivable

       Accounts receivable are shown net of the allowance for doubtful accounts of $1,092 and $1,092 at June 30, 2000 and December 31, 1999,
       respectively.

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

                   Molds                                       7 years
                   Furniture and office equipment              5 to 7 years

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


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

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


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

NOTE 3 - RELATED PARTY TRANSACTIONS

       At December 31, 1999, $135,000 was recorded by the Company which represented an amount claimed to be owed to a shareholder and former officer of the Company for unpaid wages and reimbursements. The shareholder also claimed that he had legal rights to certain trademarks of the Company until he was paid in full. On June 2, 2000, the Company entered into a Settlement Agreement and Mutual Release with the shareholder, settling on an amount of $146,500. The amount accrues interest at 10% per annum. Principal and interest are to be paid in monthly installments of $1,800 beginning on July 1, 2000 until paid. Current portion of the debt at June 30, 2000 is $10,800, leaving a long-term balance of $135,700 at June 30, 2000.

       Certain employees, officers and shareholders are also owed amounts in past due wages and expense reimbursements as of June 30, 2000 and December 31, 1999. In addition, certain shareholders of the Company have advanced funds to the Company in order to cover operating costs. The total amount owed to these related parties as of June 30, 2000 and December 31, 1999 was $286,570 and $146,620, respectively. The amounts are non-interest bearing, unsecured, and due on demand.

NOTE 4 - NOTE PAYABLE

       A note was signed by the Company to an insurance company for product liability insurance for a one year period from October 1999 to October 2000. The remaining amount due at June 30, 2000 and December 31, 1999 was $6,320 and $18,532, respectively.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


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

       Minimum future lease payments on the lease as of December 31, 1999 are as follows:


                Year Ending
                December 31,                              Amount
                ------------                           -----------

                    2000                               $    48,535
                    2001                                    28,989
                    2002                                       -
                    2003                                       -
                    2004 and thereafter                        -
                                                        ----------
                Total                                   $   77,524
                                                        ==========


NOTE 7 - STOCK OPTIONS

       During 1998, the Company granted stock options to various individuals for a total of 3,120,000 restricted common shares of the Company at exercise prices ranging from $0.60 to $1.40 per share. During the year ended December 31, 1999, additional stock options were granted for a total of 785,000 restricted common shares of the Company at exercise prices ranging from $1.00 to $5.00 per share and 67,000 options were exercised at $0.75 per share for total proceeds of $50,250. During the six months ended June 30, 2000, additional options were granted for a total of 1,800,000 restricted common shares of the Company at an exercise price of $0.75 per share. 86,333 options were exercised at $0.75 per share during the six months ended June 30, 2000 for total proceeds of $64,750. The total amount of outstanding stock options at June 30, 2000 is summarized as follows:

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 7 - STOCK OPTIONS (Continued)


                Shares                Exercise Price        Exercised By
                ------                --------------        ------------
                300,000                   $0.60              December 2000
              2,466,667                   $0.75              January 2001
                100,000                   $0.60              December 2001
                100,000                   $1.40              December 2001
                100,000                   $1.00              March 2002
                150,000                   $1.00              February 2002
                 50,000                   $2.50              February 2002
                 50,000                   $4.00              February 2002
                150,000                   $1.00              January 2002
                100,000                   $2.50              January 2002
                 75,000                   $4.00              January 2002
                 75,000                   $5.00              January 2002
                 35,000                   $1.00              March 2003
              1,800,000                   $0.75              January 2003


Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Since the Company's inception, the Company has been involved in the development of its technology. During this time revenues have been minimal and expenditures primarily attributed to research and development. Without adequate revenues to offset expenditures, the Company has report a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity sales. As of the quarter ended 6/30/2000, the Company had offset its accumulated deficit in this manner and has therefore not found it necessary to incur any long-term debt. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the real sense, this value is not quantified as such on the Company's Balance Sheet.

Operational Results

     During the quarter ended 6/30/2000, the Company reported revenues of $13,532. Revenues have been primarily from the sale of the emergency CPR assistance device and the company is now focusing on securing licensing agreements and on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures.

     The cost of goods sold increased both in the amount and as a percentage of sales in the second quarter of 2000 versus the second quarter of 1999. This increase is due primarily to the increased volume of business and the highly competitive sector of the health care industry in which the Company operates.

     Total expenditures increased in the second quarter of 2000 as compared to the second quarter of 1999. The primary reason for this occurrence is general and administrative costs increased from $72,301 to $324,473 during the quarters ended June 30, 1999 and 2000, respectively, as a result of increased expenditures for professional and consulting services.

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

     In addition, the Company has designed another configuration of the technology for the BVM market that incorporates a self-contained nebulizer, a filter, and a bag with built-in CO(2) monitoring capabilities. A patent has been granted for this product. The Company is currently conducting prototype development.

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

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings

     (a) In September, 1998, Bruce N. Knudsen, a former employee of the Company, filed an action in the Fifth Judicial Court in and for Washington County, State of Utah, against the Company and Douglas K. Beplate for alleged breach of contract, which arose out of an employment relationship, claiming 20,000 shares of stock in the Company, unpaid wages and unreimbursed expenses in the approximate sum of $40,000. The Company has entered into a Stipulation and Settlement Agreement for dismissal with prejudice of the lawsuit by agreeing to pay 15,000 shares of common stock of the Company, in accordance with said Stipulation.

     (b) Bruce E. Batchelor, a shareholder and former officer of the Company has made certain claims for alleged breaches of agreements as they relate to unpaid wages, reimbursement for expenses, and claims certain rights in the trademark of the Company as security for the alleged obligations.

The Company has recorded the sum of $135,000 as of December 31, 1998 and December 31, 1999 which represents the amount claimed to be owed to Bruce E. Batchelor. The Company has entered into a payment plan resolving all differences and has agreed to pay the principal sum of $146,500 in monthly installments of $1,800 or more, commencing on the later of July 1, 2000 or 30 days after the documents have been signed by Bruce E. Batchelor.

     Other than described above, there are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.


Item 2 - Changes in the Rights of the Company's
         Security Holders. . . . . . . . . . . . . . .  . . . . . . None

Item 3 - Defaults by the Company on its
         Senior Securities. . . . . . . . . . . . . . . . . . . . . None

Item 4 - Submission of Matter to Vote of Security
         Holders. . . . . . . . . . . . . . . . . . . . . . . . . . None

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

     On July 12, 2000, Douglas K. Beplate was selected to fill a vacancy on the board of directors and was elected by the board of directors as president. Michael J. Crnkovich continues to hold the position of chief executive officer of the Company. Michael J. Crnkovich is also the chairman of the board. On August 15,

2000, Douglas K. Beplate transferred 668,670 shares of his common stock, in cancellation of indebtedness, to a third party pledgee. See the Form 10KSB filed with the Securities and Exchange Commission on April 14, 2000 and Form 10SB12G/A filed with the Securities and Exchange Commission on February 24, 2000.

Item 6 - Exhibits and Reports on Forms 10KSB and 10SB12G/A

     The following reports on Forms 10KSB and 10SB12G/A are incorporated herein by reference:

     (1)  Form 10KSB filed April 14, 2000

     (2)  Form 10SB12G/A filed February 24, 2000

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



Dated: August 18, 2000              Emergency Filtration Products, Inc.
                                    -----------------------------------
                                              (Registrant)

                                     By: /s/ Michael J. Crnkovich
                                         -----------------------------------
                                         Michael J. Crnkovich
                                         Chief Executive Officer