Form 10QSB
period 2000-09-30
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2000-11-20
CIK 1088213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED September 30, 2000.

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-27421

                       EMERGENCY FILTRATION PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              NEVADA                                87-0561647
   -------------------------------             -------------------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)


  4335 South Industrial Road, Suite 440
           Las Vegas, Nevada                          89103
-----------------------------------------           ---------
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

     At September 30, 2000, there were outstanding 8,980,489 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION


Item I.   Financial Statements








                       EMERGENCY FILTRATION PRODUCTS, INC.

                              FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                       EMERGENCY FILTRATION PRODUCTS, INC.
                                 Balance Sheets


                                     ASSETS
                                     ------


                                                September 30,       December 31,
                                                     2000              1999
                                                -------------       ------------
                                                 (Unaudited)
CURRENT ASSETS

   Cash                                            $  20,261          $    --
   Accounts receivable (Note 1)                        6,138              9,605
   Prepaid expenses                                     --                  958
   Inventory (Note 1)                                 82,182             90,937
                                                   ---------          ---------
     Total Current Assets                            108,581            101,500
                                                   ---------          ---------

PROPERTY AND EQUIPMENT (Note 1)

   Molds                                             109,650            109,650
   Furniture and office equipment                     37,152             36,884
   Accumulated depreciation                          (70,729)           (48,751)
                                                   ---------          ---------

     Total Property and Equipment                     76,073             97,783
                                                   ---------          ---------
OTHER ASSETS
   Deposits                                            4,141              4,141
   Patent, net (Note 2)                               52,009             29,144
                                                   ---------          ---------
     Total Other Assets                               56,150             33,285
                                                   ---------          ---------
     TOTAL ASSETS                                  $ 240,804          $ 232,568
                                                   =========          =========

                       EMERGENCY FILTRATION PRODUCTS, INC.
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                          September 30,      December 31,
                                                              2000               1999
                                                         --------------     -------------
                                                          (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                        $   123,466       $   102,051
   Accounts payable - related parties (Note 3)                 346,070           146,620
   Cash overdraft                                                 --               1,176
   Note payable (Note 4)                                         2,139            18,532
   Accrued expenses                                             21,615            21,615
   Note payable - related, current (Note 3)                      7,523           135,000
                                                           -----------       -----------

     Total Current Liabilities                                 500,813           424,994
                                                           -----------       -----------

LONG-TERM DEBT

   Note payable - related (Note 3)                             157,177              --
                                                           -----------       -----------

     Total Long-Term Debt                                      157,177              --
                                                           -----------       -----------

     Total Liabilities                                         657,990           424,994
                                                           -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
    50,000,000 shares; 8,980,489 and 7,823,765 shares
    issued and outstanding, respectively                         8,981             7,824
   Additional paid-in capital                                4,625,357         3,920,647
   Accumulated deficit                                      (5,051,524)       (4,120,897)
                                                           -----------       -----------

     Total Stockholders' Equity (Deficit)                     (417,186)         (192,426)
                                                           -----------       -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                     $   240,804       $   232,568
                                                           ===========       ===========

                       EMERGENCY FILTRATION PRODUCTS, INC.
                            Statements of Operations
                                   (Unaudited)



                                       For the Three Months Ended      For the Nine Months Ended
                                             September 30,                   September 30,
                                      ----------------------------    ----------------------------
                                         2000              1999          2000             1999
                                      -----------     ------------    -----------     -----------
NET SALES                              $   7,739       $  18,471       $  26,582       $  30,437

EXPENSES

   Cost of sales                           5,853           6,355          14,491          10,549
   Depreciation and amortization           8,274           7,047          24,428          21,141
   Research and development                   90          62,200          41,140         206,190
   General and administrative            194,641         139,312         872,894         531,511
                                       ---------       ---------       ---------       ---------
     Total Expenses                      208,858         214,914         952,953         769,391
                                       ---------       ---------       ---------       ---------
LOSS FROM OPERATIONS                    (201,119)       (196,443)       (926,371)       (738,954)
                                       ---------       ---------       ---------       ---------
OTHER INCOME (EXPENSE)
   Interest expense                       (3,633)           (414)         (4,256)         (1,349)
                                       ---------       ---------       ---------       ---------
     Total Other Income (Expense)         (3,633)           (414)         (4,256)         (1,349)
                                       ---------       ---------       ---------       ---------
NET LOSS                               $(204,752)      $(196,857)      $(930,627)      $(740,303)
                                       =========       =========       =========       =========
BASIC LOSS PER SHARE                   $   (0.02)      $   (0.03)      $   (0.11)      $   (0.10)
                                       =========       =========       =========       =========


                       EMERGENCY FILTRATION PRODUCTS, INC.
                  Statements of Stockholders' Equity (Deficit)


                                                 Common Stock           Additional
                                        ---------------------------       Paid-In        Accumulated
                                           Shares          Amount         Capital          Deficit
                                        -----------    -------------   -------------     -----------
Balance, December 31, 1998              7,078,107      $     7,078      $ 3,191,923      $(3,137,388)

Common stock issued for
 cash at $1.00 per share                  601,061              601          600,460             --

Common stock issued on
 exercise of stock options
 at $0.75 per share                        67,000               67           50,183             --

Common stock issued for
 services at $1.00 per share               77,597               78           77,519             --

Additional capital contribution              --               --                562             --

Net loss for the year ended
 December 31, 1999                           --               --               --           (983,509)
                                      -----------      -----------      -----------      -----------
Balance, December 31, 1999              7,823,765            7,824        3,920,647       (4,120,897)

Common stock issued for
 cash at $0.50 per share
 (unaudited)                               50,000               50           24,950             --

Common stock issued for
 services at prices ranging
 from $0.50 to $0.85 per
 share (unaudited)                        460,236              460          243,041             --

Common stock issued for cash
 at $0.75 per share (unaudited)            72,333               72           54,178             --

Common stock issued on exercise
 of options at $0.75 per share
 (unaudited)                               86,333               87           64,663             --

Common stock issued for services
 at $0.75 per share (unaudited)           204,087              204          152,861             --

Common stock issued for patent
 costs (unaudited)                         20,000               20           14,980             --
                                      -----------      -----------      -----------      -----------
Balance forward                         8,716,754      $     8,717      $ 4,475,320      $(4,120,897)
                                      -----------      -----------      -----------      -----------

                       EMERGENCY FILTRATION PRODUCTS, INC.
            Statements of Stockholders' Equity (Deficit) (Continued)




                                                 Common Stock           Additional
                                        ---------------------------       Paid-In        Accumulated
                                           Shares          Amount         Capital          Deficit
                                        -----------    -------------   -------------     -----------
Balance forward                            8,716,754      $     8,717      $ 4,475,320      $(4,120,897)

Common stock issued on exercise
 of options at $0.75 per share
 (unaudited)                                   1,667                2            1,248             --

Common stock issued for cash at
 prices ranging from $0.40 to $0.50
 per share (unaudited)                       145,000              145           61,105             --

Common stock issued for services
 at $0.75 per share (unaudited)              117,068              117           87,684             --

Net loss for the nine months ended
 September 30, 2000 (unaudited)                 --               --               --           (930,627)
                                         -----------      -----------      -----------      -----------
Balance, September 30, 2000
 (unaudited)                               8,980,489      $     8,981      $ 4,625,357      $(5,051,524)
                                         ===========      ===========      ===========      ===========


                       EMERGENCY FILTRATION PRODUCTS, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                       For the Three Months Ended    For the Nine Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------   -----------------------------
                                                          2000          1999            2000             1999
                                                      -----------    -----------     ----------      -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                           $(204,752)      $(196,857)      $(930,627)      $(740,303)
   Adjustments to reconcile net loss to
    net cash (used by) operating activities:
     Depreciation and amortization                        8,274           7,047          24,428          21,141
     Common stock issued for services                    87,801           6,857         484,367          56,857
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                     2,034           6,224           8,755         (32,380)
     (Increase) decrease in prepaid expenses               --              --               958           5,788
     (Increase) decrease in accounts receivable
       and accounts receivable related                    2,879          (6,358)          3,467          (1,346)
     Increase (decrease) in cash overdraft                 --              --            (1,176)           --
     Increase (decrease) in accrued expenses               --            15,125            --            12,861
     Increase (decrease) in accounts payable
       and accounts payable - related parties            36,879          65,310         220,865          47,291
                                                      ---------       ---------       ---------       ---------
       Net Cash (Used by) Operating Activities          (66,885)       (102,652)       (188,963)       (630,091)
                                                      ---------       ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Patent costs                                          (1,506)           --           (10,315)           (800)
   Acquisition of equipment                                (268)           --              (268)         (7,225)
                                                      ---------       ---------       ---------       ---------

       Net Cash (Used by) Investing Activities           (1,774)           --           (10,583)         (8,025)
                                                      ---------       ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of stock                       62,500            --           206,500         601,061
   Proceeds from notes and leases payable                31,500            --            31,500            --
   Payment on notes and leases payable                   (5,981)         (4,562)        (18,193)        (20,981)
                                                      ---------       ---------       ---------       ---------

       Net Cash Provided by Financing Activities         88,019          (4,562)        219,807         580,080
                                                      ---------       ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                    19,360        (107,214)         20,261         (58,036)

CASH AT BEGINNING OF PERIOD                                 901         110,362            --            61,184
                                                      ---------       ---------       ---------       ---------
CASH AT END OF PERIOD                                 $  20,261       $   3,148       $  20,261       $   3,148
                                                      =========       =========       =========       =========

                       EMERGENCY FILTRATION PRODUCTS, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                For the Three Months Ended      For the Nine Months Ended
                                                       September 30,                 September 30,
                                               ----------------------------     -------------------------
                                                  2000            1999            2000            1999
                                               ----------     ------------     ----------     -----------
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:

   Interest                                    $  3,633        $    414        $  4,256        $  1,349
   Income taxes                                $   --          $   --          $   --          $   --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services            $ 87,801        $  6,857        $484,367        $ 56,857
   Common stock issued for patent costs        $   --          $   --          $ 15,000        $   --


                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


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

     d. Accounts Receivable

     Accounts receivable are shown net of the allowance for doubtful accounts of $1,092 and $1,092 at September 30, 2000 and December 31, 1999,
     respectively.

     e. Provision for Taxes

     At September 30, 2000, the Company had net operating loss carryforwards of approximately $5,000,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

     f. Property and Equipment

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

             Molds                                       7 years
             Furniture and office equipment              5 to 7 years

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


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

     i. Basic Loss Per Share

     The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:


                                                    For the                                For the
                                              Three Months Ended                     Nine Months Ended
                                                 September 30,                           September 30,
                                       --------------------------------        -------------------------------
                                            2000             1999                  2000                1999
                                       --------------   ---------------        ------------        ------------
      Income (loss) (numerator)        $  (204,752)        $  (196,857)        $  (930,627)        $  (740,303)
      Weighted average
       shares outstanding
       (denominator)                     8,402,127           7,403,692           8,402,127           7,403,692
                                       -----------         -----------         -----------         -----------

      Basic loss per share             $     (0.02)        $     (0.03)        $     (0.11)        $     (0.10)
                                       ===========         ===========         ===========         ===========


     The computation of basic earnings per share of common stock is based on the weighted standard average number of shares outstanding during the period of the financial statements. Common stock equivalents, consisting of stock options, have not been included in the calculation as their effect is antidilutive for the periods presented.

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

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     l. Revenue Recognition

     Revenue is recognized upon shipment of goods to the customer.

     m. Equity Securities

     Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

NOTE 2 - PATENT

     The Company entered into an agreement to acquire the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. The Company has agreed to pay a 5% royalty on any sales related to the patented intellectual property. Additional costs related to the patent were capitalized during the years ended December 31, 1999 and 1998 and the nine months ended September 30, 2000 which consist of legal and filing fees incurred to maintain the patent throughout the world. Amortization is computed over an estimated life of 15 years. Impairment of the patent is analyzed annually. The patent was published by the U.S. Patent Office on November 15, 1996, the U.S. Patent number is 5,575,279.

NOTE 3 - RELATED PARTY TRANSACTIONS

     At December 31, 1999, $135,000 was recorded by the Company which represented an amount claimed to be owed to a shareholder and former officer of the Company for unpaid wages and reimbursements. The shareholder also claimed that he had legal rights to certain trademarks of the Company until he was paid in full. On June 2, 2000, the Company entered into a Settlement Agreement and Mutual Release with the shareholder, settling on an amount of $146,500. The amount accrues interest at 10% per annum. Principal and interest are to be paid in monthly installments of $1,800 beginning on July 1, 2000 until paid. Current portion of the debt at September 30, 2000 is $7,523, leaving a long-term balance of $137,177 at September 30, 2000.

     At September 30, 2000, the Company owed another related party amounts equal to $20,000. This amount is included with the above amounts on the Company's balance sheet at September 30, 2000.

     Certain employees, officers and shareholders are also owed amounts in past due wages and expense reimbursements as of September 30, 2000 and December 31, 1999. In addition, certain shareholders of the Company have advanced funds to the Company in order to cover operating costs. The total amount owed to these related parties as of September 30, 2000 and December 31, 1999 was $346,070 and $146,620, respectively. The amounts are non-interest bearing, unsecured, and due on demand.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 4 - NOTE PAYABLE

     A note was signed by the Company to an insurance company for product liability insurance for a one year period from October 1999 to October 2000. The remaining amount due at September 30, 2000 and December 31, 1999 was $2,139 and $18,532, respectively.

NOTE 5 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $5,051,524 at September 30, 2000 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company is leasing office space in Las Vegas, Nevada for three years beginning October 15, 1998. The monthly rental payment is currently $3,810.

     Minimum future lease payments on the lease as of December 31, 1999 are as follows:


                Year Ending
                December 31,                                    Amount
                -----------                                 -----------
                   2000                                     $    48,535
                   2001                                          28,989
                   2002                                          -
                   2003                                          -
                   2004 and thereafter                           -
                                                            -----------
               Total                                        $    77,524
                                                            ===========

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 7 - STOCK OPTIONS

     During 1998, the Company granted stock options to various individuals for a total of 3,120,000 restricted common shares of the Company at exercise prices ranging from $0.60 to $1.40 per share. During the year ended December 31, 1999, additional stock options were granted for a total of 785,000 restricted common shares of the Company at exercise prices ranging from $1.00 to $5.00 per share and 67,000 options were exercised at $0.75 per share for total proceeds of $50,250. During the nine months ended September 30, 2000, additional options were granted for a total of 1,900,000 restricted common shares of the Company at an exercise price of $0.75 per share. 188,000 options were exercised at $0.75 per share during the nine months ended September 30, 2000 for total proceeds of $66,000. The total amount of outstanding stock options at September 30, 2000 is summarized as follows:


                   Shares           Exercise Price          Exercised By
                 ----------         --------------        --------------
                    300,000            $0.60              December 2000
                  2,465,000            $0.75              January 2001
                    100,000            $0.60              December 2001
                    100,000            $1.40              December 2001
                    100,000            $1.00              March 2002
                    150,000            $1.00              February 2002
                     50,000            $2.50              February 2002
                     50,000            $4.00              February 2002
                    150,000            $1.00              January 2002
                    100,000            $2.50              January 2002
                     75,000            $4.00              January 2002
                     75,000            $5.00              January 2002
                     35,000            $1.00              March 2003
                  1,800,000            $0.75              January 2003
                    100,000            $0.75              July 2003


Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Since the Company's inception, the Company has been involved in the development of its technology. During this time revenues have been minimal and expenditures primarily attributed to research and development. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity sales. As of the quarter ended 9/30/2000, the Company had offset its accumulated deficit in this manner and has therefore not found it necessary to incur any long-term debt. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the real sense, this value is not quantified as such on the Company's Balance Sheet.

Operational Results

     During the quarter ended 9/30/2000, the Company reported revenues of $7,739. Revenues have been primarily from the sale of the emergency CPR assistance device and the company is now focusing on securing licensing agreements and on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures.

     The cost of goods sold increased as a percentage of sales in the third quarter of 2000 versus the third quarter of 1999. This increase is due primarily to the increased volume of business and the purchase of inventory to facilitate orders shipped in the fourth quarter.

     Total expenditures decreased slightly in the third quarter of 2000 as compared to the third quarter of 1999. The primary reason for this occurrence is the decrease in research and development expenditures as the company moves toward a marketing-driven sales effort. Research and development costs decreased from $62,200 to $90 during the quarters ended September 30, 1999 and 2000, respectively. General and administrative costs increased from $139,312 to $194,641 during the quarters ended September 30, 1999 and 2000, respectively, as a result of increased expenditures for professional and consulting services.

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

     The Company currently holds military national stocking numbers for the RespAide(TM) CPR isolation mask and replacement filters. These stocking numbers make both products acceptable for inventory in all four branches of the military and the U.S. Coast Guard. The Company has recently begun receiving orders from the Defense Supply Center Philadelphia for these products.

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


                                     PART II

                                OTHER INFORMATION

Item 1 - Changes in the Rights of the Company's
         Security Holders. . . . . . . . . . . . . . . . . . . . .None

Item 2 - Defaults by the Company on its
         Senior Securities. . . . . . . . . . . . . . . . . . . . None

Item 3 - Submission of Matter to Vote of Security
         Holders. . . . . . . . . . . . . . . . . . . . . . . . . None

Item 4 - Other Information

     (a) Board meetings

     The board held one meeting during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent.

     (b) Committee

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

     (c) Legal Proceedings

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



Dated: November 17, 2000            Emergency Filtration Products, Inc.
                                    -----------------------------------
                                              (Registrant)

                                     By: /s/ Michael J. Crnkovich
                                         -------------------------------
                                         Michael J. Crnkovich
                                         Chief Executive Officer