Form 10-K
period 2000-12-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2001-04-02
CIK 1088213

Commission File No. 000-27421


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-KSB


[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2000

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


              For the Transition Period Form ________ to_________


                      EMERGENCY FILTRATION PRODUCTS, INC.
- -------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its  Charter)


           NEVADA                                     87-0561647
- -------------------------------                    ----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


4335 South Industrial Road, Suite 440
       Las Vegas, Nevada                                 89103
- -------------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)


Issuer's telephone number: (702) 798-4541

Securities to be registered pursuant to Section 12(b) of the Act:

                                      none

Securities to be registered pursuant to Section 12(g) of the Act:


                               $.001 Common Stock
                               ------------------
                                (Title of Class)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this From 10-K or any amendments to this Form 10-K [ ]

     As of December 31, 2000, there were 9,567,758 shares of the Registrant's Common Stock, $.001 par value, outstanding.

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $3,062,702.50

     State the Registrant's revenues for the December 31, 2000 fiscal year:
$163,497.

                               TABLE OF CONTENTS


                                                                 Page
                                                                 ----

Item 1.   Description of Business............................      3

Item 2.   Description of Property............................      3

Item 3.   Legal Proceedings..................................      3

Item 4.   Submission of Matter to Vote of
          Security Holders...................................      4

Item 5.   Market for Common Registrant Equity
          and Related Stockholder Matter......................     4

Item 6.   Management's Discussion and Analysis
          or Plan of Operation................................     6

Item 7.   Financial Statements................................     9

Item 8.   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure..........................................    26

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act...................    26

Item 10.  Executive Compensation..............................    28

Item 11.  Security Ownership of Certain
          Beneficial Owners and Management....................    28

Item 12.  Certain Relationships and
          Related Transactions................................    30

Item 13.  Exhibits and Reports on Form 8-K....................    31

          Signature...........................................    31

Item 1.        Description of Business.

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

               The Company is a specialty filter products company that has developed the state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems. The Company's internationally patented dual-filtered (2H) technology can be used in a wide range of medical and commercial applications, including: (1) CPR isolation masks to protect emergency response personnel against infectious diseases during mouth-to-mouth resuscitation; (2) disposable filters to avoid contamination of critical components in ventilators and other medical devices; (3) air filtration systems for semiconductor manufacturing and laboratory "clean rooms"; and (4) heating, ventilating, and air conditioning (HVAC) filters for use in commercial and residential buildings, airplanes, and motor vehicles.

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

Item 3.        Legal Proceedings.

               (a) Bruce E. Batchelor, a shareholder and former officer of the Company has made certain claims for alleged breaches of agreements as they relate to unpaid wages, reimbursement for expenses, and claims certain rights in the trademark of the Company as security for the alleged obligations. The Company has recorded the sum of $135,000 as of December 31, 1998 and December 31, 1999 which represents the amount claimed to be owed to Bruce E. Batchelor. The Company and patent counsel, Thomas Fehr, #703 Aerospace Center, 1104 Country Hills Drive, Ogden, Utah 84403, believe that any claims other than for alleged money damages is without merit. The Company has entered into a payment plan resolving all differences and has agreed to pay the principal sum of $146,500 in monthly installments of $1,800 or more, commencing on or about July 1, 2000.

               Other than described above, there are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.

Item 4.        Submission of Matter to Vote of Security Holders.

               There have been no matters submitted to the Company's security holders.

Item 5.        Market for Common Company Equity and Related Stockholder Matter.

               (a) Market Price.

               The Company's Common Stock is quoted on the Over-The-Counter Bulletin Board System. During the first quarter of 2000, the Company's Common Stock was quoted on the National Quotation Bureau.

               As of December 31, 2000, the Company had 154 shareholders of record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

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

                                   2000
                             -----------------
                              HIGH       LOW
                             ------     ------
1st Quarter                  $1.625     $0.600
2nd Quarter                  $1.750     $0.900
3rd Quarter                  $1.125     $0.687
4th Quarter                  $0.750     $0.312

               The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock", for purposes relevant to the Company, as any equity security that has a market price of less that $5.00 per share or with an exercise price of less that $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information ad investment experience and objectives of the person; and
(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person as sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transactions. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

               For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

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

               (b) Holders.

Item 6.        Management's Discussion and Analysis of Plan of Operation

Financial Condition

               Since the Company's inception, the Company has been involved in the development of its technology. During this time, revenues have been minimal and expenditures primarily attributed to research and development and, more recently, a marketing driven sales effort. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity sales. As of the end of fiscal 2000, the Company had offset its accumulated deficit in this manner and has therefore not found it necessary to incur any long-term debt. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the real sense, this value is not quantified as such on the Company's Balance Sheet.

Operational Results

               During 2000, the Company reported revenues of $163,497. Revenues have been primarily from the sale of the emergency CPR assistance device and the Company is now focusing on securing distribution and licensing agreements and on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures.

               The cost of goods sold decreased as a percentage of sales in 2000 versus 1999. This decrease is due primarily to the benefits of economies of scale from the increased sales in 2000 as compared to sales in 1999.

               Total expenditures increased in 2000 as compared to 1999. The primary reasons for this occurrence are:

               Cost of sales increased from $30,194 to $83,504 during the fiscal years ended December 31, 1999 and 2000, respectively, as a result of increased sales.

               Depreciation and amortization expense increased from $22,876 to $28,399 during the fiscal year ended December 31, 1999 and 2000, respectively.

               General and administrative costs increased from $920,319 to $1,138,520 during the fiscal years ended December 31, 1999 and 2000, respectively, primarily as a result of increased expenditures for asset acquisition and compensation for professional services in the form of stock options.

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

               The Company's current product line includes:

        - RespAide(TM) CPR Isolation Mask. The company has received Federal Drug Administration ("FDA") approval for its RespAide (TM) CPR isolation mask incorporating the VIV filter, and recently commenced volume manufacturing and distribution of complete units and replacement filters (the RespAide(TM) filter needs to be replaced after each use). In tests by Nelson Laboratories, RespAide(TM) was found to be greater than 99.9% effective against bacterial and viral transmission -- the highest rating testing labs will issue for medical devices, and believed by management of the Company to be superior to any competing product on the market.

        - Disposable Filters for BVMs. The same filter used in the RespAide(TM) product is ideal for preventing contamination of "bag valve masks", which are single-use ventilators. The disposable filter keeps the equipment contaminant-free, thereby allowing a BVM to be safely reused with a new filter -- a considerable economic benefit due to the lower replacement and disposal costs of the filter versus discarding the entire BVM unit. The Company has applied for FDA approval.

        - Ventilator Circuits. To extend its market reach from emergency response sites to the vast number of respiratory procedures conducted within medical facilities, the Company has introduced two new configurations of its VIV technology: (1) a one-way ventilator circuit that eliminates the exhalation ports of patient's breath in favor of permitting a T-valve attachment of monitoring CO2 levels -- suitable for any inline ventilator connection; and (2) a two-way ventilator circuit for applications where ambient air flow must pass evenly in both directions while still protecting equipment and hoses. This is suitable for use in anesthesia and general respiratory procedures. The company has applied for FDA approval.

               In addition, the Company is developing another configuration of the technology for the BVM market that incorporates a self-contained nebulizer, a filter, and a bag with built-in CO2 monitoring capabilities. A patent has been granted for this product and the Company has executed an agreement whereby it acquired the rights for commercial exploitation of the patent. The Company is currently conducting prototype development.

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

               The Company currently holds military national stocking numbers for the RespAide(TM) CPR isolation mask and replacement filters. These stocking numbers make both products acceptable for inventory in all four branches of the military and the U.S. Coast Guard. The Company received and fulfilled orders from the Defense Supply Center Philadelphia for the RespAide(TM) device and its replacement parts in the fourth quarter of 2000 which account for a significant percentage of sales for the fiscal year.

               To reach the market, the Company has entered into contractual arrangements with a number of U.S. and international medical product distributors. Additionally, the Company is actively pursuing licensing agreements with other companies that have market penetration.

               The Company intends to firmly establish its reputation for supplying the best medical air filters available, and then begin aggressively commercializing the technology in the enormous HVAC category. The Company estimates that the addition of HVAC applications will increase the total addressable market for dual-filtered (2H) technology.

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

Item 7.        Financial Statements.

                                 C O N T E N T S

Independent Auditors' Report..................................................   3

Balance Sheet.................................................................   4

Statements of Operations......................................................   6

Statements of Stockholders' Equity (Deficit)..................................   7

Statements of Cash Flows......................................................   8

Notes to the Financial Statements.............................................  10

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Emergency Filtration Products, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Emergency Filtration Products, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emergency Filtration Products, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, Utah
March 16, 2001

                       EMERGENCY FILTRATION PRODUCTS, INC.
                                  Balance Sheet

                                     ASSETS

                                                                     December 31,
                                                                         2000
                                                                     ------------
CURRENT ASSETS

   Cash                                                               $   6,985
   Accounts receivable, net (Note 1)                                     67,962
   Prepaid expenses                                                       1,513
   Inventory (Note 1)                                                    84,394
                                                                      ---------
     Total Current Assets                                               160,854
                                                                      ---------
PROPERTY AND EQUIPMENT (Note 1)

   Molds                                                                109,650
   Furniture and office equipment                                        33,989
   Accumulated depreciation                                             (69,415)
                                                                      ---------
     Total Property and Equipment                                        74,224
                                                                      ---------
OTHER ASSETS

   Deposits                                                               4,141
   Patents, net (Note 2)                                                154,190
                                                                      ---------
     Total Other Assets                                                 158,331
                                                                      ---------
     TOTAL ASSETS                                                     $ 393,409
                                                                      =========

   The accompanying notes are an integral part of these financial statements

                       EMERGENCY FILTRATION PRODUCTS, INC.
                            Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    December 31,
                                                                        2000
                                                                    -----------
CURRENT LIABILITIES

   Accounts payable                                                 $   108,151
   Accounts payable - related parties (Note 3)                          364,374
   Accrued expenses                                                      28,459
   Note payable (Note 4)                                                 17,988
   Note payable - related, current (Note 3)                              11,197
                                                                    -----------
     Total Current Liabilities                                          530,169
                                                                    -----------
LONG-TERM DEBT

   Note payable - related (Note 3)                                      135,303
                                                                    -----------
     Total Long-Term Debt                                               135,303
                                                                    -----------
     Total Liabilities                                                  665,472
                                                                    -----------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
    50,000,000 shares; 9,567,758 shares issued
    and outstanding                                                       9,568
   Additional paid-in capital                                         4,931,054
   Accumulated deficit                                               (5,212,685)
                                                                    -----------
     Total Stockholders' Equity (Deficit)                              (272,063)
                                                                    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                             $   393,409
                                                                    ===========

    The accompanying notes are an integral part of these financial statements

                       EMERGENCY FILTRATION PRODUCTS, INC.
                            Statements of Operations


                                                        For the Year Ended
                                                           December 31,
                                                   -----------------------------
                                                      2000             1999
                                                   -----------      -----------
NET SALES                                          $   163,497      $    49,701

EXPENSES

   Cost of sales                                        83,504           30,194
   Depreciation and amortization                        28,399           22,876
   Bad debt expense                                      2,030            1,092
   Research and development                             10,615           57,328
   General and administrative                        1,138,520          920,319
                                                   -----------      -----------
     Total Expenses                                  1,263,068        1,031,809
                                                   -----------      -----------
LOSS FROM OPERATIONS                                (1,099,571)        (982,108)
                                                   -----------      -----------
OTHER INCOME (EXPENSE)

   Loss on disposal of assets                             (250)              --
   Gain on forgiveness of debt                           9,117               --
   Interest expense                                     (1,084)          (1,401)
                                                   -----------      -----------
     Total Other Income (Expense)                        7,783           (1,401)
                                                   -----------      -----------
NET LOSS                                           $(1,091,788)     $  (983,509)
                                                   ===========      ===========
BASIC LOSS PER SHARE                               $     (0.13)     $     (0.13)
                                                   ===========      ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                         8,700,138        7,598,780
                                                   ===========      ===========

    The accompanying notes are an integral part of these financial statements

                       EMERGENCY FILTRATION PRODUCTS, INC.
                  Statements of Stockholders' Equity (Deficit)

                                           Common Stock        Additional
                                     ---------------------       Paid-In        Accumulated
                                       Shares       Amount       Capital          Deficit
                                     ---------      ------     -----------      -----------
Balance, December 31, 1998           7,078,107      $7,078      $3,191,923      $(3,137,388)

Common stock issued for
 cash at $1.00 per share               601,061         601         600,460               --

Common stock issued on
 exercise of stock options
 at $0.75 per share                     67,000          67          50,183               --

Common stock issued for
 services at $1.00 per share            77,597          78          77,519               --

Additional capital contribution             --          --             562               --

Net loss for the year ended
 December 31, 1999                          --          --              --         (983,509)
                                     ---------      ------      ----------      -----------
Balance, December 31, 1999           7,823,765       7,824       3,920,647       (4,120,897)

Common stock issued for cash
 at prices ranging from $0.18
 to $0.75 per share                    853,835         854         254,967               --

Common stock issued for
 services at prices ranging
 from $0.40 to $1.05 per share         782,158         782         518,091               --

Common stock issued through
 exercise of options at $0.75
 per share                              88,000          88          65,912               --

Common stock issued for
 patents at $1.00 per share             20,000          20          19,980               --

Additional expense recorded
 from granting of options                   --          --         151,457               --

Net loss for the year ended
 December 31, 2000                          --          --              --       (1,091,788)
                                     ---------      ------      ----------      -----------
Balance, December 31, 2000           9,567,758      $9,568      $4,931,054      $(5,212,685)
                                     =========      ======      ==========      ===========

    The accompanying notes are an integral part of these financial statements

                       EMERGENCY FILTRATION PRODUCTS, INC.
                            Statements of Cash Flows

                                                         For the Year Ended
                                                             December 31,
                                                     ---------------------------
                                                         2000             1999
                                                     -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                           $(1,091,788)      $(983,509)
  Adjustments to reconcile net loss to net
   cash (used by) operating activities:
    Depreciation and amortization                         28,399          22,876
    Loss on disposal of assets                               250              --
    Gain on forgiveness of debt                           (9,117)             --
    Bad debts                                              2,030           1,092
    Common stock issued for services                     518,873          77,597
    Expense on options granted                           151,457              --
  Changes in operating assets and liabilities:
    (Increase) decrease in inventory                       6,543         (27,241)
    (Increase) decrease in prepaid expenses                 (555)          4,830
    (Increase) decrease in accounts receivable           (60,387)          2,465
    Increase (decrease) in cash overdraft                 (1,176)          1,176
    Increase (decrease) in accrued expenses                6,844          12,861
    Increase (decrease) in accounts payable
      and accounts payable - related parties             144,471         199,027
                                                     -----------       ---------
      Net Cash (Used by) Operating Activities           (304,156)       (688,826)
                                                     -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of equipment                                  (815)        (12,625)
  Cash received on disposal of fixed assets                2,329              --
  Patent costs                                           (11,650)         (8,345)
                                                     -----------       ---------
      Net Cash (Used by) Investing Activities            (10,136)        (20,970)
                                                     -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of stock                        321,821         651,311
  Additional capital contributed                              --             562
  Proceeds from note payable                              22,296          22,480
  Payment on notes and leases payable                    (22,840)        (25,741)
                                                     -----------       ---------
      Net Cash Provided by Financing Activities          321,277         648,612
                                                     -----------       ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                      6,985         (61,184)

CASH AT BEGINNING OF PERIOD                                   --          61,184
                                                     -----------       ---------
CASH AT END OF PERIOD                                $     6,985       $      --
                                                     ===========       =========

    The accompanying notes are an integral part of these financial statements

                       EMERGENCY FILTRATION PRODUCTS, INC.
                      Statements of Cash Flows (Continued)

                                                        For the Year Ended
                                                             December 31,
                                                     --------------------------
                                                        2000           1999
                                                     -----------      ---------
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:

  Interest                                           $     1,084      $   1,401
  Income taxes                                       $        --      $      --

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                   $   518,873      $  77,597
  Common stock issued for patent costs               $    20,000      $      --

    The accompanying notes are an integral part of these financial statements

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                                December 31, 2000

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

            b.  Accounting Method

            The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

            c.  Cash and Cash Equivalents

            The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

            d.  Accounts Receivable

            Accounts receivable are shown net of the allowance for doubtful accounts of $3,122 at December 31, 2000.

            e.  Provision for Taxes

            At December 31, 2000, the Company had net operating loss carryforwards of approximately $4,100,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

            The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                         For the Years Ended
                                                            December 31,
                                                      -------------------------
                                                         2000            1999
                                                      ---------       ---------
            Income tax benefit at statutory rate      $ 414,879       $ 373,733
            Change in valuation allowance              (414,879)       (373,733)
                                                      ---------       ---------
                                                      $      --       $      --
                                                      =========       =========

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                                December 31, 2000


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            e.  Provision for Taxes (Continued)

            Deferred tax assets (liabilities) are comprised of the following:

                                                          For the Years Ended
                                                               December 31,
                                                      -----------------------------
                                                         2000              1999
                                                      -----------       -----------
            Income tax benefit at statutory rate      $ 1,558,000       $ 1,140,000
            Change in valuation allowance              (1,558,000)       (1,140,000)
                                                      -----------       -----------
                                                      $        --       $        --
                                                      ===========       ===========

            Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

                  Molds                                7 years
                  Furniture and office equipment       5 to 7 years

            Depreciation expense for the years ended December 31, 2000 and 1999 was $21,795 and $20,940, respectively.

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

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            i.  Basic Loss Per Share

            The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Common stock equivalents, consisting of stock options, have not been included in the calculation as their effect is antidilutive for the periods presented.

                                For the Year Ended
                                December 31, 2000
                  --------------------------------------------
                     Loss              Shares        Per Share
                  (Numerator)       (Denominator)      Amount
                  -----------       -------------    ---------
                  $(1,091,788)        8,700,138        $(0.13)
                  ===========         =========        ======

                                For the Year Ended
                                December 31, 1999
                  --------------------------------------------
                     Loss              Shares        Per Share
                  (Numerator)       (Denominator)      Amount
                  -----------       -------------    ---------
                   $(983,509)        7,598,780        $(0.13)
                   =========         =========        ======

            j.  Change in Accounting Principle

            The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

            The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial- components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            j.  Change in Accounting Principle (Continued)

            The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's financial statements.

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

            n.  Stock Options

            The Company applies Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

            FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes options pricing model using the following assumptions. The U.S. Treasury rate for the period equal to the expected life of the options was used as the risk-free interest rate. The expected life of the options is three years. The volatility used was 1.2246% based upon the historical price per share of shares sold. There are no expected dividends.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            n.  Stock Options (Continued)

            Under the accounting provisions of SFAS No. 123, the Company's net loss for the years ended December 31, 2000 and 1999 would have changed from the reported net loss as follows:

                                                   2000         1999
                                               -----------      ----
            Net loss:
                 As reported                   $(1,091,788)     $ --
                 Pro forma                      (1,416,952)       --

            Net loss per share:
                 As reported                   $     (0.13)     $ --
                 Pro forma                           (0.16)       --

NOTE 2   -  PATENT

            The Company entered into an agreement to acquire the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. The Company has agreed to pay a 5% royalty on any sales related to the patented intellectual property. Royalty expense on this patent for the years ended December 31, 2000 and 1999 was $8,014 and $-0-, respectively. Additional costs related to the patent were capitalized during the years ended December 31, 2000 and 1999 which consist of legal and filing fees incurred to maintain the patent throughout the world. Amortization is computed over an estimated life of 15 years. Impairment of the patent is analyzed annually. The patent was published by the U.S. Patent Office on November 15, 1996, the U.S. Patent number is 5,575,279.

            On June 28, 2000, the Company entered into a Contract for Assignment of the rights to a BVM Bag invention. The BVM Bag is a portable emergency safety resuscitator, subject to Patent number 6,062,217. The Company acquired the rights, title and interest in the BVM Bag for the following:

            1. Issuance of 120,000 shares of restricted common stock. At December 31, 2000, only 20,000 of the 100,000 had been issued (valued at $1.00 per share), thus, a $100,000 liability was recorded until the remaining 100,000 shares are issued.

            2. 50,000 stock options each year on December 31, commencing on December 31, 2000, exercisable at a 50% discount of the average bid price over the preceding six-month period. Additional expense of $1,239 was recorded for the year ended December 31, 2000 as a result of the initial 50,000 options granted.

            3. In the event the Company is sold or merged with another entity, the seller shall receive an additional 50,000 shares of restricted shares or participate as a member of the negotiating team concerning the sale or merger for the purpose of negotiating a royalty on the Patent that shall not be less than 2.5% of gross sales of the patented product.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                                December 31, 2000


NOTE 2 -    PATENT (Continued)

            The agreement, including the annual 50,000 stock options, shall last until the date that the patent covering the BVM Bag Invention expires.

            Patent costs at December 31, 2000 are as follows:

            Capitalized costs                             $ 164,888
            Accumulated amortization                        (10,698)
                                                          ---------
            Net Patent Costs                              $ 154,190
                                                          =========

            Amortization expense for the years ended December 31, 2000 and 1999 was $6,604 and $1,936, respectively.

NOTE 3 -    RELATED PARTY TRANSACTIONS

            At December 31, 1999, $135,000 was recorded by the Company which represented an amount claimed to be owed to a shareholder and former officer of the Company for unpaid wages and reimbursements. The shareholder also claimed that he had legal rights to certain trademarks of the Company until he was paid in full. On June 2, 2000, the Company entered into a Settlement Agreement and Mutual Release with the shareholder, settling on an amount of $146,500. The amount accrues interest at 10% per annum. Principal and interest are to be paid in monthly installments of $1,800 beginning on July 1, 2000 until paid. The Company was behind on the monthly payments at December 31, 2000. The balance on the note at December 31, 2000 was as follows:

            Total amount of settlement                             $ 146,500
            Payments made during 2000                                 (1,800)
            Interest accrual for 2000 year                             8,644
                                                                   ---------
            Balance, December 31, 2000                               153,344
            Less: accrued interest included in accrued expenses       (6,844)
            Less: current portion                                    (11,197)
                                                                   ---------
            Long-term note payable - related                       $ 135,303
                                                                   =========

            At December 31, 2000, the Company owed another related party $10,000. An additional $100,000 is included in accounts payable - related parties at December 31, 2000 as a result of the patent acquisition as explained in Note 2.

            Certain employees, officers and shareholders are also owed amounts in past due wages and expense reimbursements as of December 31, 2000. In addition, certain shareholders of the Company have advanced funds to the Company in order to cover operating costs. The total amount owed to these related parties as of December 31, 2000 was $254,374. The amounts are non-interest bearing, unsecured and due on demand. Total accounts payable - related parties at December 31, 2000 was $364,374.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 4   -  NOTE PAYABLE

            A note was signed by the Company to an insurance company for product liability insurance for a one year period from October 2000 to October 2001. The remaining amount due at December 31, 2000 was $17,988.

NOTE 5   -  GOING CONCERN

            The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $5,212,685 at December 31, 2000 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

NOTE 6 -    COMMITMENTS AND CONTINGENCIES

            The Company is leasing office space in Las Vegas, Nevada for three years beginning October 15, 1998. The monthly rental payment is currently $3,810.

            Minimum future lease payments on the lease as of December 31, 2000 are as follows:

               Year Ending
               December 31,                             Amount
               ------------                            -------
                      2001                             $28,989
                      2002                                  --
                      2003                                  --
                      2004                                  --
                      2005 and thereafter                   --
                                                       -------
               Total                                   $28,989
                                                       =======

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 7   -   STOCK OPTIONS

             A summary of the status of the Company's stock options as of December 31, 2000 and changes during the year ending December 31, 2000 are presented below:

                                                                     Weighted    Weighted
                                                                      Average    Average
                                                                     Exercise   Grant Date
                                                        Options        Price    Fair Value
                                                      ----------     --------   ----------
            Outstanding, December 31, 1999             3,838,000      $ 1.04       $ 0.00
                Granted                                4,000,000        0.75         0.12
                Expired/Canceled                              --          --           --
                Exercised                                (88,000)       0.75         0.00
                                                      ----------      ------       ------
            Outstanding, December 31, 2000             7,750,000      $ 0.89       $ 0.06
                                                      ==========      ======       ======
            Exercisable, December 31, 2000             7,750,000      $ 0.89       $ 0.06
                                                      ==========      ======       ======

             During 1998 and 1999, the Company granted stock options to various individuals for a total of 3,905,000 restricted common shares at exercise prices ranging from $0.60 to $5.00 per share. During the year ended December 31, 1999, 67,000 options were exercised at $0.75 per share for total proceeds of $50,250. During the year ended December 31, 2000, additional stock options were granted for a total of 4,000,000 restricted common shares at exercise prices ranging from $0.37 to $0.75 per share, 88,000 options were exercised at $0.75 per share for total proceeds of $66,000, and 300,000 shares were extended to have an expiration of December 31, 2003. The total amount of outstanding stock options at December 31, 2000 is summarized as follows:

                   Shares                Price                  Expiration
                 ---------               -----             -------------------
                 2,465,000               $0.75                 January 8, 2001
                   100,000               $1.40                December 9, 2001
                   100,000               $0.60               December 30, 2001
                   150,000               $1.00                January 13, 2002
                   100,000               $2.50                January 13, 2002
                    75,000               $4.00                January 13, 2002
                    75,000               $5.00                January 13, 2002
                   150,000               $1.00                February 3, 2002
                    50,000               $2.50                February 3, 2002
                    50,000               $4.00                February 3, 2002
                   100,000               $1.00                  March 18, 2002
                 1,800,000               $0.75                 January 3, 2003
                    35,000               $1.00                  March 19, 2003
                    50,000               $0.75                  April 25, 2003
                   100,000               $0.75                   July 12, 2003
                 2,000,000               $0.75                 October 1, 2003
                   300,000               $0.60               December 30, 2003
                    50,000               $0.37               December 31, 2003
                 ---------
                 7,750,000
                 =========

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 7  -   STOCK OPTIONS (Continued)

            Additional expense of $151,457 was recorded during the year ended December 31, 2000 pursuant to the Black-Scholes calculation pertaining to the fair value of the options granted during the year.

NOTE 8  -   AUDIT ADJUSTMENTS

            Certain audit adjustments were made at December 31, 2000 that affected the Company's previously reported quarterly financial statements. The following summarizes the effect for each quarter:

                                                             Quarter Ended
                                               --------------------------------------------
                                                March 31,        June 30,     September 30,
                                                   2000            2000           2000
                                                ---------       ---------     -------------
            Net loss:
              As previously reported            $(395,441)      $(330,434)      $(204,752)
              Adjusted                           (500,554)       (457,331)       (204,752)

            Net loss per share:
              As previously reported            $   (0.05)      $   (0.04)      $   (0.02)
              Adjusted                              (0.06)          (0.05)          (0.02)

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

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.

               The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name                                    Age    Position
- ----                                    ---    --------
Michael J. Crnkovich                    46     Chief Executive Officer, Director
                                                 (Chairman of the Board)

Douglas K. Beplate                      46     President, Director

Peter Clark                             49     Secretary, Treasurer, Director

Dr. Raymond C.L. Yuan                   57     Director

J.  Thomas Burns                        62     Director

Sherman Lazrus                          67     Director

               The principal occupation and business experience during the last five years for each of the present directors and executive officers of the Company are as follows:

        Michael J. Crnkovich, Chairman, and CEO, joined the Company as Director of Marketing in 1997, and was appointed to his present positions later that same year. Prior to his positions with the Company, Mr. Crnkovich was employed as the General Manager for an eight-line General Motors/Chrysler automobile dealership, Billingsley Motors, in Winnemucca, Nevada.

        Douglas K. Beplate, President, signed an agreement with the Company in 1996 whereby he provided consulting services and was subsequently appointed to his present position and elected to the Board of Directors in July, 2000.

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

Item 10.       Executive Compensation.

               The following table sets forth the cash compensation which was paid by the Company for services rendered to the Company. During fiscal years indicated, the following payments were made:

                                                              Stock          All
Name & Position                 Year      Remuneration       Options        Other
- -----------------------         ----      ------------       --------       -----
Michael J. Crnkovich            2000         $51,830         $111,217         $0
Chief Executive Officer         1999         $48,000         $      0         $0

Douglas K. Beplate              2000         $65,480         $141,114         $0
President                       1999         $     0         $      0         $0

Peter Clark                     2000         $ 6,000         $ 75,834         $0
Secretary/Treasurer             1999         $36,000         $      0         $0

Item 11.       Security Ownership of Certain Beneficial Owners and Management.

               (a)  Security Ownership of Certain Beneficial Owners.

               The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company:

                      Name and                     Amount and
                      Address of                   Nature of            Percent
Title of Class        Beneficial Owner             Beneficial Owner     of Class
- --------------        -----------------------      ----------------     --------
Common                Peter Clark
                      2251 Wigwam Pkwy
                      #1823
                      Henderson, NV 89014              585,793           6.123%

Option                Peter Clark
                      2251 Wigwam Pkwy
                      #1823
                      Henderson, NV 89014            1,300,000              --

Common                China Bridge Holdings
                      The Creque Bldg
                      216 Main Street
                      Road Town, Tortola
                      B.V.I.                           744,425            7.780%
                                                     ---------           ------
   Total                                             2,630,218           13.903%

               The total of the Company's outstanding Common Shares are held by 154 persons.

               (b)   Security Ownership of Management.

               The following table sets forth the beneficial ownership for each class of equity securities of the Company beneficially owned by all directors and officers of the Company.

                      Name and                     Amount and
                      Address of                   Nature of            Percent
Title of Class        Beneficial Owner             Beneficial Owner     of Class
- --------------        -----------------------      ----------------     --------
Common                Michael J. Crnkovich             6,667             0.069%
                      1139 E. 6720 S.              1,600,000(2)
                      #11
                      Elko, NV 89801

Common                Peter Clark                    585,793             6.123%
                      2251 Wigwam Pkwy             1,300,000(2)
                      #1823
                      Henderson, NV 89014

Common                Dr. Raymond C.L. Yuan           10,000             0.104%
                      4335 S. Industrial Road        100,000(2)
                      Las Vegas, NV 89103

Common                J. Thomas Burns                100,000(2)             --
                      4335 S. Industrial Road
                      Las Vegas, NV 89103

Common                Sherman Lazrus                 100,000(2)             --
                      4335 S. Industrial Road
                      Las Vegas, NV 89103

Common                Douglas K. Beplate              55,618              0.581%
                      2254 Candlestick Avenue      1,600,000(2)
                      Henderson, NV 89052
                                                   ---------              -----
  Total Shares                                       658,078              6.877%

(1)   Beneficial, including options.

(2) The following options of the Company are owned by the directors and officers and control persons of the Company:

                                 # of Shares       Price        Expiration
                                 -----------       -----        ----------
Michael J. Crnkovich                100,000        $0.60         12/30/03
                                    500,000        $0.75         01/08/01
                                    500,000        $0.75         01/03/03
                                    500,000        $0.75         10/01/03

Peter Clark                         100,000        $0.60         12/30/03
                                    500,000        $0.75         01/08/01
                                    300,000        $0.75         01/03/03
                                    400,000        $0.75         10/01/03

Douglas K. Beplate                  500,000        $0.75         01/08/01
                                    500,000        $0.75         01/03/03
                                    100,000        $0.75         07/12/03
                                    500,000        $0.75         10/01/03

Raymond C.L. Yuan                   100,000        $0.60         12/30/03

J.  Thomas Burns                    100,000        $0.60         12/30/01

Sherman Lazrus                      100,000        $1.40         12/09/01
                                  ---------
Total shares subject
  to options                      4,800,000

Item 12.       Certain Relationship and Related Transactions.

               There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.       Exhibits and Reports on Form 8-K.

               The following documents are filed as part of this report:

               (1) Financial Statements filed as part of this report prepared by HJ & Associates, LLC, Certified Public Accountants for the fiscal year ended 12/31/00, with the related consolidated statements of operations and accumulated deficit, and cash flow for the year then ended.

                                   SIGNATURES

               Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 30, 2001                   Emergency Filtration Products, Inc.

                                            /s/ MICHAEL J. CRNKOVICH
                                        By: ------------------------------------
                                            Michael J. Crnkovich
                                            Chief Executive Officer