Form 10QSB
period 2001-03-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2001-05-21
CIK 1088213

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED March 31, 2001.

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

     At March 31, 2001, there were outstanding 10,947,460 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements



                       EMERGENCY FILTRATION PRODUCTS, INC.
                                 Balance Sheets

                                     ASSETS
                                     ------


                                                                                 March 31,           December 31,
                                                                                   2001                  2000
                                                                               -------------         ------------
                                                                                (Unaudited)
CURRENT ASSETS

   Cash                                                                         $  57,437               $   6,985
   Accounts receivable, net (Note 1)                                               82,801                  67,962
   Prepaid expenses                                                                 1,316                   1,513
   Inventory (Note 1)                                                              68,286                  84,394
                                                                                ---------               ---------

     Total Current Assets                                                         209,840                 160,854
                                                                                ---------               ---------

PROPERTY AND EQUIPMENT (Note 1)

   Molds                                                                          112,850                 109,650
   Furniture and office equipment                                                  33,989                  33,989
   Accumulated depreciation                                                       (74,838)                (69,415)
                                                                                ---------               ---------

     Total Property and Equipment                                                  72,001                  74,224
                                                                                ---------               ---------

OTHER ASSETS

   Deferred stock issuance costs (Note 1)                                         171,390                    --
   Deposits                                                                         4,141                   4,141
   Patent, net (Note 2)                                                           152,604                 154,190
                                                                                ---------               ---------

     Total Other Assets                                                           328,135                 158,331
                                                                                ---------               ---------

     TOTAL ASSETS                                                               $ 609,976               $ 393,409
                                                                                =========               =========


   The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                             March 31,        December 31,
                                                               2001               2000
                                                           -------------      ------------
                                                            (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                         $    87,851       $   108,151
   Accounts payable - related parties (Note 3)                  342,179           364,374
   Accrued expenses                                              39,440            28,459
   Note payable (Note 4)                                         11,385            17,988
   Note payable - related, current (Note 3)                      11,197            11,197
                                                            -----------       -----------

     Total Current Liabilities                                  492,052           530,169
                                                            -----------       -----------

LONG-TERM DEBT

   Note payable - related (Note 3)                              135,303           135,303
                                                            -----------       -----------

     Total Long-Term Debt                                       135,303           135,303
                                                            -----------       -----------

     Total Liabilities                                          627,355           665,472
                                                            -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $0.001; authorized
    50,000,000 shares; 10,947,460 and 9,567,758 shares
    issued and outstanding, respectively                         10,947             9,568
   Additional paid-in capital                                 5,349,336         4,931,054
   Accumulated deficit                                       (5,377,662)       (5,212,685)
                                                            -----------       -----------

     Total Stockholders' Equity (Deficit)                       (17,379)         (272,063)
                                                            -----------       -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                      $   609,976       $   393,409
                                                            ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                            Statements of Operations
                                   (Unaudited)



                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                              -----------------------------
                                                                                  2001              2000
                                                                              -----------       -----------
NET SALES                                                                     $   161,730       $     5,311

EXPENSES

   Cost of sales                                                                  110,619             2,710
   Depreciation and amortization                                                    8,152             7,880
   Research and development                                                         3,307            36,000
   General and administrative                                                     200,443           353,780
   Additional costs through granting of options                                      --             105,113
                                                                              -----------       -----------

     Total Expenses                                                               322,521           505,483
                                                                              -----------       -----------

LOSS FROM OPERATIONS                                                             (160,791)         (500,172)
                                                                              -----------       -----------

OTHER INCOME (EXPENSE)

   Interest expense                                                                (4,186)             (382)
                                                                              -----------       -----------

     Total Other Income (Expense)                                                  (4,186)             (382)
                                                                              -----------       -----------

NET LOSS                                                                      $  (164,977)      $  (500,554)
                                                                              ===========       ===========

BASIC LOSS PER SHARE                                                          $     (0.02)      $     (0.06)
                                                                              ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                                    9,276,199         7,919,596
                                                                              ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                  Statements of Stockholders' Equity (Deficit)


                                                             Common Stock           Additional
                                                      ------------------------        Paid-In          Accumulated
                                                        Shares          Amount         Capital          Deficit
                                                      ----------     ------------     -----------      ------------
Balance, December 31, 1998                            7,078,107      $     7,078      $ 3,191,923      $(3,137,388)

Common stock issued for
 cash at $1.00 per share                                601,061              601          600,460             --

Common stock issued on
 exercise of stock options
 at $0.75 per share                                      67,000               67           50,183             --

Common stock issued for
 services at $1.00 per share                             77,597               78           77,519             --

Additional capital contribution                            --               --                562             --

Net loss for the year ended
 December 31, 1999                                         --               --               --           (983,509)
                                                    -----------      -----------      -----------      -----------

Balance, December 31, 1999                            7,823,765            7,824        3,920,647       (4,120,897)

Common stock issued for cash
 at prices ranging from $0.18
 to $0.75 per share                                     853,835              854          254,967             --

Common stock issued for
 services at prices ranging
 from $0.40 to $1.05 per share                          782,158              782          518,091             --

Common stock issued through
 exercise of options at $0.75
 per share                                               88,000               88           65,912             --

Common stock issued for
 patents at $1.00 per share                              20,000               20           19,980             --

Additional expense recorded
 from granting of options                                  --               --            151,457             --

Net loss for the year ended
 December 31, 2000                                         --               --               --         (1,091,788)
                                                    -----------      -----------      -----------      -----------
Balance, December 31, 2000                            9,567,758      $     9,568      $ 4,931,054      $(5,212,685)
                                                    -----------      -----------      -----------      -----------



   The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
            Statements of Stockholders' Equity (Deficit) (Continued)


                                              Common Stock              Additional
                                      -----------------------------       Paid-In         Accumulated
                                         Shares            Amount         Capital           Deficit
                                      ------------     -------------    ------------      ------------
Balance, December 31, 2000              9,567,758      $     9,568      $ 4,931,054       $(5,212,685)

Common stock issued for
 services at $0.50 per share
 (unaudited)                              186,446              186           93,036              --

Common stock issued for
 cash at $0.17 and $0.18 per
 share (unaudited)                      1,193,256            1,193          212,829              --

Additional costs through
 issuance of options (unaudited)             --               --            161,390              --

Stock offering costs                         --               --            (48,973)             --

Net loss for the three months
 ended March 31, 2001
 (unaudited)                                 --               --               --            (164,977)
                                      -----------      -----------      -----------       -----------
Balance, March 31, 2001
 (unaudited)                           10,947,460      $    10,947      $ 5,349,336       $(5,377,662)
                                      ===========      ===========      ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                     For the Three Months Ended
                                                                             March 31,
                                                                     -------------------------
                                                                        2001            2000
                                                                     ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                          $(164,977)      $(500,554)
   Adjustments to reconcile net loss to net cash
    (used by) operating activities:
     Depreciation and amortization                                       8,152           7,880
     Common stock issued for services                                   44,249         243,501
     Expense on options granted                                           --           105,113
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                                   16,108           1,625
     (Increase) decrease in prepaid expenses                               197             958
     (Increase) decrease in accounts receivable
      and accounts receivable related                                  (14,839)          4,812
     (Increase) decrease in other assets                               (10,000)           --
     Increase (decrease) in cash overdraft                                --            (1,176)
     Increase (decrease) in accrued expenses                            10,981            --
     Increase (decrease) in accounts payable and
      accounts payable - related parties                               (42,495)        121,623
                                                                     ---------       ---------

       Net Cash (Used by) Operating Activities                        (152,624)        (16,218)
                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Patent costs                                                         (1,143)           --
   Acquisition of equipment                                             (3,200)           --
                                                                     ---------       ---------

       Net Cash (Used by) Investing Activities                          (4,343)           --
                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of stock                                     214,022          25,000
   Payment on notes and leases payable                                  (6,603)         (6,036)
                                                                     ---------       ---------

       Net Cash Provided by Financing Activities                       207,419          18,964
                                                                     ---------       ---------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                       50,452           2,746

CASH AT BEGINNING OF PERIOD                                              6,985            --
                                                                     ---------       ---------

CASH AT END OF PERIOD                                                $  57,437       $   2,746
                                                                     =========       =========



   The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                   For the Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                    2001             2000
                                                  ---------      -----------
SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for:
     Interest                                     $   1,800        $    382
     Income taxes                                 $      --        $     --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services                $ 93,222        $243,501



   The accompanying notes are an integral part of these financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

          d. Accounts Receivable

          Accounts receivable are shown net of the allowance for doubtful accounts of $3,122 at March 31, 2001 and December 31, 2000.

          e. Provision for Taxes

          At March 31, 2001, the Company had net operating loss carryforwards of approximately $4,265,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount

          f. Property and Equipment

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

                    Molds                                       7 years
                    Furniture and office equipment              5 to 7 years

          Depreciation expense for the three months ended March 31, 2001 and 2000 was $5,423 and $7,326, respectively.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

          i. Basic Loss Per Share

          The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:


                                                                    For the
                                                               Three Months Ended
                                                                   March 31,
                                                       -----------------------------------
                                                            2001                2000
                                                       -------------        -------------
              Income (loss) (numerator)                $   (164,977)        $    (500,554)
              Weighted average
               shares outstanding
               (denominator)                              9,276,199             7,919,596
                                                       ------------         -------------

              Basic loss per share                     $      (0.02)        $       (0.06)
                                                       ============         ============


          The computation of basic earnings per share of common stock is based on the weighted standard average number of shares outstanding during the period of the financial statements. Common stock equivalents, consisting of stock options, have not been included in the calculation as their effect is antidilutive for the periods presented.

          j. Change in Accounting Principle

          The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          j. Change in Accounting Principle (Continued)

          The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial- components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

          The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

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

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

          FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes options pricing model.

          o. Deferred Stock Issuance Costs

          Stock issuance costs include direct costs incurred with third parties that are directly attributable to equity financing transactions. As discussed in Note 6, the Company entered into an agreement with an unrelated investment firm to raise $5,000,000. The costs associated with the offering have been deferred and will be recorded as stock offering costs upon the closing of the offering.

          p. Unaudited Financial Statements

          The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 2 -  PATENT

          The Company entered into an agreement to acquire the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. The Company has agreed to pay a 5% royalty on any sales related to the patented intellectual property. Royalty expense on this patent for the periods ended March 31, 2001 and December 31, 2000 was $5,405 and $8,014, respectively. Additional costs related to the patent were capitalized during the periods ended March 31, 2001 and December 31, 2000 which consist of legal and filing fees incurred to maintain the patent throughout the world. Amortization is computed over an estimated life of 15 years. Impairment of the patent is analyzed annually. The patent was published by the U.S. Patent Office on November 15, 1996, the U.S. Patent number is 5,575,279.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 2 -  PATENT (Continued)

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

          The agreement, including the annual 50,000 stock options, shall last until the date that the patent covering the BVM Bag Invention expires.

          Patent costs at March 31, 2001 and December 31, 2000 are as follows:


                                                        March 31,       December 31,
                                                           2001            2000
                                                        -----------     ----------
                                                        (Unaudited)
                    Capitalized costs                   $  166,031      $  164,888
                    Accumulated amortization               (13,427)        (10,698)
                                                        ----------      ----------

                    Net Patent Costs                    $  152,604      $  154,190
                                                        ==========      ==========


          Amortization expense for the periods ended March 31, 2001 and 2000 was $2,729 and $554, respectively.

NOTE 3 -  RELATED PARTY TRANSACTIONS

          At December 31, 1999, $135,000 was recorded by the Company which represented an amount claimed to be owed to a shareholder and former officer of the Company for unpaid wages and reimbursements. The shareholder also claimed that he had legal rights to certain trademarks of the Company until he was paid in full. On June 2, 2000, the Company entered into a Settlement Agreement and Mutual Release with the shareholder, settling on an amount of $146,500. The amount accrues interest at 10% per annum. Principal and interest are to be paid in monthly installments of $1,800 beginning on July 1, 2000 until paid. The Company was behind on the monthly payments at March 31, 2001. The balance on the note at March 31, 2001 and December 31, 2000 was as follows:

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 3 -  RELATED PARTY TRANSACTIONS (Continued)


                                                                            March 31,      December 31,
                                                                              2001            2000
                                                                           ----------      ---------
                                                                           (Unaudited)
                    Total amount owed                                      $  155,325      $ 153,344

                    Less: accrued interest included in accrued
                     expenses                                                  (8,825)        (6,844)
                    Less: current portion                                     (11,197)       (11,197)
                                                                           ----------      ---------

                    Long-term note payable - related                       $  135,303      $ 135,303
                                                                           ==========      =========


          At March 31, 2001 and December 31, 2000, the Company owed another related party $-0- and $10,000, respectively. An additional $100,000 is included in accounts payable - related parties at March 31, 2001 and December 31, 2000, as a result of the patent acquisition as explained in Note 2.

          Certain employees, officers and shareholders are also owed amounts in past due wages and expense reimbursements as of March 31, 2001 and December 31, 2000. In addition, certain shareholders of the Company have advanced funds to the Company in order to cover operating costs. The total amount owed to these related parties as of March 31, 2001 and December 31, 2000 was $242,179 and $254,374, respectively. The amounts are non- interest bearing, unsecured and due on demand. Total accounts payable - related parties at March 31, 2001 and December 31, 2000 was $342,179 and $364,374, respectively.

NOTE 4 -  NOTE PAYABLE

          A note was signed by the Company to an insurance company for product liability insurance for a one year period from October 2000 to October 2001. The remaining amount due at March 31, 2001 and December 31, 2000 was $11,385 and $17,988, respectively.

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

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 6 -  COMMITMENTS AND CONTINGENCIES

          The Company is leasing office space in Las Vegas, Nevada for three years beginning October 15, 1998. The monthly rental payment is currently $4,141.

          Minimum future lease payments on the lease as of March 31, 2001 are as follows:


                       Year Ending
                       December 31,                                   Amount
                       ------------                                 ----------
                          2001                                      $    26,918
                          2002                                               -
                          2003                                               -
                          2004 and thereafter                                -
                                                                    -----------

                       Total                                        $    26,918
                                                                    ===========


          On February 23, 2001, the Company entered into an agreement with Pacific Investors, Ltd., an unrelated investment firm, for financial advising and placement agent services in a private placement to raise $5,000,000. Compensation for Pacific Investors' services include the following:

          a. A non-refundable retainer of $50,000 to be paid in three installments.


                       Amount                      Due Date
                      --------             ---------------------------
                      $ 10,000             Upon execution of agreement
                      $ 10,000             April 15, 2001
                      $ 30,000             June 1, 2001

          b. A non-refundable retainer of a warrant to purchase 3% of the outstanding common stock (328,424 warrants) at a strike price of $0.01 with a term of ten years.

          c. An advisory fee equal to 7.5% of the principal amount raised in the private placement.

          d. A warrant to purchase 10% of the securities of this offering to be granted upon the closing of the financing with a term of ten years and a strike price equal to the price of shares issued in the private placement.

          e. A senior debt fee equal to 2% of the principal amount of any senior debt or credit facility entered into after March 1, 2001.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 7 -  STOCK OPTIONS

          A summary of the status of the Company's stock options as of March 31, 2001 and changes during the period ending March 31, 2001 are presented below:


                                                                     Weighted        Weighted
                                                                      Average         Average
                                                                     Exercise        Grant Date
                                                       Options         Price         Fair Value
                                                     ----------     -----------      ---------
              Outstanding, December 31, 2000          7,750,000      $    0.89       $    0.06
                  Granted                             1,948,424           0.53            0.08
                  Expired/Canceled                   (2,465,000)         (0.75)          (0.06)
                  Exercised                              -                   -               -
                                                     ----------      ---------       ---------

              Outstanding, March 31, 2001             7,233,424      $    0.82       $    0.07
                                                     ==========      =========       =========

              Exercisable, March 31, 2001             7,233,424      $    0.82       $    0.07
                                                     ==========      =========       =========


          During 1998 and 1999, the Company granted stock options to various individuals for a total of 3,905,000 restricted common shares at exercise prices ranging from $0.60 to $5.00 per share. During the year ended December 31, 1999, 67,000 options were exercised at $0.75 per share for total proceeds of $50,250. During the year ended December 31, 2000, additional stock options were granted for a total of 4,000,000 restricted common shares at exercise prices ranging from $0.37 to $0.75 per share, 88,000 options were exercised at $0.75 per share for total proceeds of $66,000, and 300,000 shares were extended to have an expiration of December 31, 2003. During the three months ended March 31, 2001, 1,620,000 options were granted with an exercise price of $0.53 and an expiration of January 8, 2004, 328,424 options were granted with an exercise price of $0.01 per share that expire on February 23, 2011, and 2,465,000 shares expired on January 8, 2001. The total amount of outstanding stock options at March 31, 2001 is summarized as follows:


                  Shares              Price                Expiration
               -----------          ---------          -----------------
                  100,000            $   1.40           December 9, 2001
                  100,000            $   0.60          December 30, 2001
                  100,000            $   2.50           January 13, 2002
                  150,000            $   1.00           January 13, 2002
                   75,000            $   4.00           January 13, 2002
                   75,000            $   5.00           January 13, 2002
                  150,000            $   1.00           February 3, 2002
                   50,000            $   2.50           February 3, 2002
                   50,000            $   4.00           February 3, 2002
                  100,000            $   1.00             March 18, 2002
                1,800,000            $   0.75            January 3, 2003
                   35,000            $   1.00             March 19, 2003
                   50,000            $   0.75             April 25, 2003
                  100,000            $   0.75              July 12, 2003
                2,000,000            $   0.75            October 1, 2003
                  300,000            $   0.60          December 30, 2003
                   50,000            $   0.37          December 31, 2003
                1,620,000            $   0.53            January 8, 2004
                  328,424            $   0.01          February 23, 2011
               ----------
                7,233,424
                =========

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 7 -  STOCK OPTIONS (Continued)

          Deferred stock offering costs of $161,390 was recorded during the period ended March 31, 2001 pursuant to the Black-Scholes calculation pertaining to the fair value of the options granted during the period.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Since the Company's inception, the Company has been involved in the development of its technology. During this time revenues have been minimal and expenditures primarily attributed to research and development. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity sales. As of the quarter ended 3/31/2001, the Company had offset its accumulated deficit in this manner and has therefore not found it necessary to incur any long-term debt. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the real sense, this value is not quantified as such on the Company's Balance Sheet.

Operational Results

     During the quarter ended 3/31/2001, the Company reported revenues of $161,730. Revenues have been primarily from the sale of the emergency CPR assistance device and the Company is now focusing on securing licensing agreements and on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures. Additionally, the Company fulfilled orders for Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. government and military.

     The cost of goods sold increased as a percentage of sales in the first quarter of 2001 versus the first quarter of 2000. This increase is due primarily to the increased volume of business and the increase in sales of Superstat as a percentage of overall sales.

     Total expenditures decreased in the first quarter of 2001 as compared to the first quarter of 2000. The primary reason for this occurrence is the decrease in general and administrative costs. General and administrative costs decreased from $353,780 to $200,443 during the quarters ended March 31, 2000 and 2001, respectively, as a result of decreased expenditures for professional and consulting services. Research and development costs decreased from $36,000 to $3,307 during the quarters ended March 31, 2000 and 2001, respectively, as the Company moves toward a marketing-driven sales effort.

Capital Funding

     The Company currently is unable to generate sufficient cash from operations to sustain its business efforts as well as to accommodate its growth plans. Until it is able to generate sufficient cash flow, the Company will seek capital funding from outside resources. The Company presently has not concluded what form, whether debt or equity, such funding will be derived through.

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

     [X] Disposable Filters for BVMs. The same filter used in the RespAide(TM) product is ideal for preventing contamination of "bag valve masks" which are single-use ventilators. The disposable filter keeps the equipment contaminant-free, thereby allowing a BVM to be safely reused with a new filter - a considerable economic benefit due to the lower replacement and disposal costs of the filter versus discarding the entire BVM unit. The Company has received FDA approval.

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

Coast Guard. The Company has been fulfilling orders from the Defense Supply Center Philadelphia for these products.

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

Competition

     The medical device industry is a highly competitive sector of the health care industry and there are a large number of established and well-financed entities with significantly greater financial resources, technical expertise and in depth managerial capabilities than the Company. Although the Company has achieved patent protection for the RespAide(TM), there is no assurance that other entities may not compete in or enter the medical and commercial market in competition with the Company.

     This discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that the Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public company and that there can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or including a business combination.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings

     The Company entered into a payment plan with Bruce E. Batchelor, a shareholder and former officer of the Company, for unpaid wages and reimbursement for expenses. The Company agreed to pay the principal sum of $146,500 in monthly installments of $1,800 or more in July, 2000.

     Other than described above, there are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.


Item 2 - Changes in the Rights of the Company's
         Security Holders....................................    None

Item 3 - Defaults by the Company on its
         Senior Securities...................................    None

Item 4 - Submission of Matter to Vote of Security
         Holders.............................................    None

Item 5 - Other Information

     The board held two meetings during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent.

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



Dated: May 18, 2001                 Emergency Filtration Products, Inc.
                                    -----------------------------------
                                                (Registrant)

                                    By: /s/  Michael J. Crnkovich
                                       ---------------------------------------
                                       Michael J. Crnkovich
                                       Chief Executive Officer