Form 10QSB
period 2001-06-30
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2001-08-14
CIK 1088213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM ____________ TO ____________.

COMMISSION FILE NUMBER 000-27421

EMERGENCY FILTRATION PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	87-0561647

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4335 South Industrial Road, Suite 440 Las Vegas, Nevada	89103

(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (702) 798-4541

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]    No   [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At June 30, 2001, there were outstanding 10,947,460 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:   Yes [   ]   No   [X]

PART I

FINANCIAL INFORMATION

Item I.     Financial Statements

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets

ASSETS

	June 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT ASSETS

Cash	$11	$6,985

Accounts receivable, net (Note 1)	187,797	67,962

Prepaid expenses	1,120	1,513

Inventory (Note 1)	80,008	84,394

Total Current Assets	268,936	160,854

PROPERTY AND EQUIPMENT (Note 1)

Molds	112,850	109,650

Furniture and office equipment	35,613	33,989

Software	7,390	—

Accumulated depreciation	(79,874)	(69,415)

Total Property and Equipment	75,979	74,224

OTHER ASSETS

Deferred stock issuance costs (Note 1)	181,390	—

Deposits	4,141	4,141

Patent and trademark, net (Note 2)	150,492	154,190

Total Other Assets	336,023	158,331

TOTAL ASSETS	$680,938	$393,409

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$192,088	$108,151

Accounts payable — related parties (Note 3)	407,350	364,374

Accrued expenses	41,277	28,459

Note payable (Note 4)	4,612	17,988

Note payable — related (Note 3)	146,500	11,197

Total Current Liabilities	791,827	530,169

LONG-TERM DEBT

Note payable — related (Note 3)	—	135,303

Total Long-Term Debt	—	135,303

Total Liabilities	791,827	665,472

COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, par value $0.001; authorized 50,000,000 shares; 10,947,460 and 9,567,758 shares issued and outstanding, respectively	10,947	9,568

Additional paid-in capital	5,349,336	4,931,054

Accumulated deficit	(5,471,172)	(5,212,685)

Total Stockholders’ Equity (Deficit)	(110,889)	(272,063)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$680,938	$393,409

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

NET SALES	$260,122	$13,532	$421,852	$18,843

EXPENSES

Cost of sales	138,122	5,928	248,741	8,638

Depreciation and amortization	7,767	8,274	15,919	16,154

Research and development	9,040	5,050	12,347	41,050

Additional costs through granting of options	—	—	—	105,113

General and administrative	194,639	324,473	395,082	678,253

Total Expenses	349,568	343,725	672,089	849,208

LOSS FROM OPERATIONS	(89,446)	(330,193)	(250,237)	(830,365)

OTHER INCOME (EXPENSE)

Interest expense	(4,064)	(241)	(8,250)	(623)

Total Other Income (Expense)	(4,064)	(241)	(8,250)	(623)

NET LOSS	$(93,510)	$(330,434)	$(258,487)	$(830,988)

BASIC LOSS PER SHARE	$(0.01)	$(0.04)	$(0.02)	$(0.10)

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 1998	7,078,107	$7,078	$3,191,923	$(3,137,388)

Common stock issued for cash at $1.00 per share	601,061	601	600,460	—

Common stock issued on exercise of stock options at $0.75 per share	67,000	67	50,183	—

Common stock issued for services at $1.00 per share	77,597	78	77,519	—

Additional capital contribution	—	—	562	—

Net loss for the year ended December 31, 1999	—	—	—	(983,509)

Balance, December 31, 1999	7,823,765	7,824	3,920,647	(4,120,897)

Common stock issued for cash at prices ranging from $0.18 to $0.75 per share	853,835	854	254,967	—

Common stock issued for services at prices ranging from $0.40 to $1.05 per share	782,158	782	518,091	—

Common stock issued through exercise of options at $0.75 per share	88,000	88	65,912	—

Common stock issued for patents at $1.00 per share	20,000	20	19,980	—

Additional expense recorded from granting of options	—	—	151,457	—

Net loss for the year ended December 31, 2000	—	—	—	(1,091,788)

Balance, December 31, 2000	9,567,758	$9,568	$4,931,054	$(5,212,685)

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Stockholders’ Equity (Deficit) (Continued)

	Common Stock		Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2000	9,567,758	$9,568	$4,931,054	$(5,212,685)

Common stock issued for services at $0.50 per share (unaudited)	186,446	186	93,036	—

Common stock issued for cash at $0.17 and $0.18 per share (unaudited)	1,193,256	1,193	212,829	—

Additional costs through issuance of options (unaudited)	—	—	161,390	—

Stock offering costs	—	—	(48,973)	—

Net loss for the six months ended June 30, 2001 (unaudited)	—	—	—	(258,487)

Balance, June 30, 2001 (unaudited)	10,947,460	$10,947	$5,349,336	$(5,471,172)

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(258,487)	$(830,988)

Adjustments to reconcile net loss to net cash (used by) operating activities:

Depreciation and amortization	15,919	16,154

Common stock issued for services	44,249	396,566

Expense on options granted	—	105,113

Changes in operating assets and liabilities:

(Increase) decrease in inventory	4,386	6,721

(Increase) decrease in prepaid expenses	393	958

(Increase) decrease in accounts receivable and accounts receivable related	(119,835)	588

(Increase) decrease in other assets	(20,000)	—

Increase (decrease) in cash overdraft	—	(1,176)

Increase (decrease) in accrued expenses	12,818	—

Increase (decrease) in accounts payable and accounts payable — related parties	126,913	183,986

Net Cash (Used by) Operating Activities	(193,644)	(122,078)

CASH FLOWS FROM INVESTING ACTIVITIES

Patent costs	(1,762)	(8,809)

Acquisition of equipment	(12,214)	—

Net Cash (Used by) Investing Activities	(13,976)	(8,809)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock	214,022	144,000

Payment on notes and leases payable	(13,376)	(12,212)

Net Cash Provided by Financing Activities	200,646	131,788

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,974)	901

CASH AT BEGINNING OF PERIOD	6,985	—

CASH AT END OF PERIOD	$11	$901

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,

	2001	2000

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:

Interest	$2,439	$623

Income taxes	$—	$—

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services	$44,249	$396,566

Common stock issued for patent costs	$—	$15,000

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2001 and December 31, 2000

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

b. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

c. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Accounts Receivable

Accounts receivable are shown net of the allowance for doubtful accounts of $2,867 and $3,122 at June 30, 2001 and December 31, 2000.

e. Provision for Taxes

At December 31, 2000, the Company had net operating loss carryforwards of approximately $4,100,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

f. Property and Equipment

Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives as follows:

Molds	7 years

Furniture and office equipment	5 to 7 years

Software	3 years

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2001 and December 31, 2000

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

i. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted standard average number of shares outstanding during the period of the financial statements. Common stock equivalents, consisting of stock options, have not been included in the calculation as their effect is antidilutive for the periods presented.

j. Change in Accounting Principle

The Company has adopted the provisions of FASB Statement No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)” Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company’s consolidated financial statements.

The Company has adopted the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)” This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company’s consolidated financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2001 and December 31, 2000

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Change in Accounting Principle (Continued)

The Company has adopted the provisions of FIN 44 “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)” This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company’s consolidated financial statements.

k. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

l. Revenue Recognition

Revenue is recognized upon shipment of goods to the customer.

m. Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

n. Stock Options

The Company applies Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires the Company to provide proforma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes options pricing model.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2001 and December 31, 2000

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 — PATENT

The Company entered into an agreement to acquire the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. The Company has agreed to pay a 5% royalty on any sales related to the patented intellectual property. Royalty expense on this patent for the periods ended June 30, 2001 and December 31, 2000 was $7,871 and $8,014, respectively. Additional costs related to the patent were capitalized during the periods ended June 30, 2001 and December 31, 2000 which consist of legal and filing fees incurred to maintain the patent throughout the world. Amortization is computed over an estimated life of 15 years. Impairment of the patent is analyzed annually. The patent was published by the U.S. Patent Office on November 15, 1996, the U.S. Patent number is 5,575,279.

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2001 and December 31, 2000

NOTE 2 — PATENT (Continued)

The agreement, including the annual 50,000 stock options, shall last until the date that the patent covering the BVM Bag Invention expires.

Patent costs at June 30, 2001 and December 31, 2000 are as follows:

	June 30,	December 31,
	2001	2000

	(Unaudited)
Capitalized costs	$166,650	$164,888

Accumulated amortization	(16,158)	(10,698)

Net Patent Costs	$150,492	$154,190

NOTE 3 — RELATED PARTY TRANSACTIONS

At December 31, 1999, $135,000 was recorded by the Company which represented an amount claimed to be owed to a shareholder and former officer of the Company for unpaid wages and reimbursements. The shareholder also claimed that he had legal rights to certain trademarks of the Company until he was paid in full. On June 2, 2000, the Company entered into a Settlement Agreement and Mutual Release with the shareholder, settling on an amount of $146,500. The amount accrues interest at 10% per annum. Principal and interest are to be paid in monthly installments of $1,800 beginning on July 1, 2000 until paid. The Company has not paid the monthly payments timely as originally agreed upon and the shareholder has given notice to the Company of the default demanding full payment immediately. Accordingly, the entire amount is being shown as a current liability until renegotiations are entered into between the shareholder and the Company. The balance on the note at June 30, 2001 and December 31, 2000 was as follows:

	June 30,	December 31,
	2001	2000

	(Unaudited)
Total amount owed	$159,155	$153,344

Less: accrued interest included in accrued expenses	(12,655)	(6,844)

Less: current portion	(146,500)	(11,197)

Long-term note payable — related	$—	$135,303

At June 30, 2001 and December 31, 2000, the Company owed another related party $-0- and $10,000, respectively. An additional $100,000 is included in accounts payable — related parties at June 30, 2001 and December 31, 2000, as a result of the patent acquisition as explained in Note 2.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2001 and December 31, 2000

NOTE 3 — RELATED PARTY TRANSACTIONS (Continued)

Certain employees, officers and shareholders are also owed amounts in past due wages and expense reimbursements as of June 30, 2001 and December 31, 2000. In addition, certain shareholders of the Company have advanced funds to the Company in order to cover operating costs. The total amount owed to these related parties as of June 30, 2001 and December 31, 2000 was $307,350 and $254,374, respectively. The amounts are non-interest bearing, unsecured and due on demand. Total accounts payable — related parties at June 30, 2001 and December 31, 2000 was $407,350 and $364,374, respectively.

NOTE 4 — NOTE PAYABLE

A note was signed by the Company to an insurance company for product liability insurance for a one year period from October 2000 to October 2001. The remaining amount due at June 30, 2001 and December 31, 2000 was $4,612 and $17,988, respectively.

NOTE 5 — GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $5,212,685 at December 31, 2000 which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Leases

The Company is leasing office space in Las Vegas, Nevada for three years beginning October 15, 1998. The monthly rental payment is currently $4,141.

Minimum future lease payments on the lease as of June 30, 2001 are as follows:

Year Ending
December 31,	Amount

2001	$14,494

2002	—

2003	—

2004 and thereafter	—

Total	$14,494

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2001 and December 31, 2000

NOTE 6 — COMMITMENTS AND CONTINGENCIES (Continued)

Private Placement Agreement

On February 23, 2001, the Company entered into an agreement with Pacific Investors, Ltd., an unrelated investment firm, for financial advising and placement agent services in a private placement to raise $5,000,000. Compensation for Pacific Investors’ services include the following:

a.	A non-refundable retainer of $50,000 to be paid in three installments.

Amount	Due Date

$10,000	Upon execution of agreement

$10,000	April 15, 2001

$30,000	June 1, 2001 (not paid at June 30, 2001)

b.	A non-refundable retainer of a warrant to purchase 3% of the outstanding common stock (328,424 warrants) at a strike price of $0.01 with a term of ten years.

c.	An advisory fee equal to 7.5% of the principal amount raised in the private placement.

d.	A warrant to purchase 10% of the securities of this offering to be granted upon the closing of the financing with a term of ten years and a strike price equal to the price of shares issued in the private placement.

e.	A senior debt fee equal to 2% of the principal amount of any senior debt or credit facility entered into after March 1, 2001.

NOTE 7 — STOCK OPTIONS

A summary of the status of the Company’s stock options as of June 30, 2001 and changes during the period ending June 30, 2001 are presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Outstanding, December 31, 2000	7,750,000	$0.89	$0.06

Granted	1,948,424	0.53	0.08

Expired/Canceled	(2,465,000)	(0.75)	(0.06)

Exercised	—	—	—

Outstanding, June 30, 2001	7,233,424	$0.82	$0.07

Exercisable, June 30, 2001	7,233,424	$0.82	$0.07

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2001 and December 31, 2000

NOTE 7 — STOCK OPTIONS (Continued)

During 1998 and 1999, the Company granted stock options to various individuals for a total of 3,905,000 restricted common shares at exercise prices ranging from $0.60 to $5.00 per share. During the year ended December 31, 1999, 67,000 options were exercised at $0.75 per share for total proceeds of $50,250. During the year ended December 31, 2000, additional stock options were granted for a total of 4,000,000 restricted common shares at exercise prices ranging from $0.37 to $0.75 per share, 88,000 options were exercised at $0.75 per share for total proceeds of $66,000, and 300,000 shares were extended to have an expiration of December 31, 2003. During the six months ended June 30, 2001, 1,620,000 options were granted with an exercise price of $0.53 and an expiration of January 8, 2004, 328,424 options were granted with an exercise price of $0.01 per share that expire on February 23, 2011, and 2,465,000 shares expired on January 8, 2001. The total amount of outstanding stock options at June 30, 2001 is summarized as follows:

Shares	Price	Expiration

100,000	$2.50	January 13, 2002

150,000	$1.00	January 13, 2002

75,000	$4.00	January 13, 2002

75,000	$5.00	January 13, 2002

150,000	$1.00	February 3, 2002

50,000	$2.50	February 3, 2002

50,000	$4.00	February 3, 2002

100,000	$1.00	March 18, 2002

1,800,000	$0.75	January 3, 2003

35,000	$1.00	March 19, 2003

50,000	$0.75	April 25, 2003

2,000,000	$0.75	October 1, 2003

50,000	$0.37	December 31, 2003

1,620,000	$0.53	January 8, 2004

100,000	$0.49	June 28, 2004

100,000	$0.49	June 28, 2004

100,000	$0.49	June 28, 2004

300,000	$0.49	June 28, 2004

328,424	$0.01	February 23, 2011

7,233,424

Deferred stock offering costs of $161,390 was recorded during the period ended June 30, 2001 pursuant to the Black-Scholes calculation pertaining to the fair value of the options granted during the period.

Item II.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Since the Company’s inception, the Company has been involved in the development of its technology. During this time revenues have not been adequate to cover operating expenses. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity placements. As of the quarter ended 6/30/2001, the Company had offset its accumulated deficit in this manner. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the real sense, this value is not quantified as such on the Company’s Balance Sheet.

Operational Results

     During the quarter ended 6/30/2001, the Company reported revenues of $260,122. Revenues have been in part from the sale of the emergency CPR assistance device and the Company is now focusing on securing licensing agreements and on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures. Additionally, the Company fulfilled orders for Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. government and military. The Company recently secured exclusive distribution rights to foreign governments and militaries.

     The cost of goods sold increased as a percentage of sales in the second quarter of 2001 versus the second quarter of 2000. This increase is due primarily to the increased volume of business and the increase in sales of Superstat as a percentage of overall sales.

     Total expenditures increased minimally in the second quarter of 2001 as compared to the second quarter of 2000.

General and administrative costs decreased from $324,473 to $194,639 during the quarters ended June 30, 2000 and 2001, respectively, as a result of decreased expenditures for professional and consulting services.

     Research and development costs increased from $5,050 to $9,040 during the quarters ended June 30, 2000 and 2001, respectively, due to the increased costs associated with the development of the Company’s future products.

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

     The Company’s cost-efficient business model emphasizes: (1) in-house research and development; (2) accumulation of intellectual property assets; (3) ownership of key production equipment; and (4) outsourcing of all manufacturing, distribution, warehousing, and order fulfillment. Accordingly, the Company benefits from low overhead, as well as the pricing advantages inherent in proprietary specialty products.

     The Company’s management is now completing transformation from a technology-driven research and development business to a marketing-driven proprietary products company. Product development efforts remain an important priority, but are now balanced by an increasing focus on elements of production and sales.

The Company’s current product line includes:

•	RespAide™ CPR Isolation Mask. The company has received Food and Drug Administration (“FDA”) approval for its RespAide™ CPR isolation mask incorporating the VIV filter, and recently commenced volume manufacturing and distribution of complete units and replacement filters (the RespAide™ filter needs to be replaced after each use). In test by Nelson Laboratories, RespAide™ was found to be greater than 99.9% effective against bacterial and viral transmission — the highest rating testing labs will issue for medical devices, and believed by management of the Company to be superior to any competing product on the market.

•	Disposable Filters for BVMs. The same filter used in the RespAide™ product is ideal for preventing contamination of “bag valve masks” which are single-use ventilators.

The disposable filter keeps the equipment contaminant-free, thereby allowing a BVM to be safely reused with a new filter — a considerable economic benefit due to the lower replacement and disposal costs of the filter versus discarding the entire BVM unit. The Company has received FDA approval.

•	Ventilator Circuits. To extend its market reach from emergency response sites to the vast number of respiratory procedures conducted within medical facilities, the Company has introduced two new configurations of its VIV technology: (1) a one-way ventilator circuit that eliminates the exhalation ports of patient’s breath in favor of permitting a T-valve attachment of monitoring CO(2) levels — suitable for any inline ventilator connection; and (2) a two-way ventilator circuit for applications where ambient air flow must pass evenly in both directions while still protecting equipment and hoses. This is suitable for use in anesthesia and general respiratory procedures. The company has applied for FDA approval.

     In addition, the Company has designed another configuration of the technology for the BVM market that incorporates a self-contained nebulizer, a filter, and a bag with built-in CO(2) monitoring capabilities. Patents have been granted for this product. The Company is currently conducting prototype development and expects to launch the product in the fourth quarter of 2001.

The market for air purification filters for protection against communicable diseases has grown rapidly since the mid-1980’s — from practically nil, to an estimated 1,460,000,000 in 1997. Demand has been driven largely by such factors as the spread of AIDS and Hepatitis C, the resurgence of Tuberculosis in many urban settings, and growing concerns in the medical community about new drug-resistant strains of bacteria. Such concerns are clearly evident in the results of recent independent surveys indicating that approximately 45% of doctors, 57% of EMTs, 80% of nurses, and substantially all paramedics surveyed would refuse to perform mouth-to-mouth resuscitation on an adult stranger without barrier protection. Indeed, many of the respondents indicated that they had already walked away from situations in the community requiring mouth-to-mouth resuscitation.

In addition to emergency ambulance services, police departments, firefighters, hospitals, doctors, the military, and major CPR training organizations such as the American Heart Association, management believes that the market also includes government and private sector entities that will choose, or may be required by law to keep CPR isolation masks on hand.

     The Company currently holds military national stocking numbers for the RespAide™ CPR isolation mask and replacement filters. These stocking numbers make both products acceptable for inventory in all four branches of the military and the U.S. Coast Guard. The Company has been fulfilling orders from the Defense Supply Center Philadelphia for these products.

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

Competition

     The medical device industry is a highly competitive sector of the health care industry and there are a large number of established and well-financed entities with significantly greater financial resources, technical expertise and in depth managerial capabilities than the Company. Although the Company has achieved patent protection for the RespAide™, there is no assurance that other entities may not compete in or enter the medical and commercial market in competition with the Company.

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

PART II

OTHER INFORMATION

Item 1 — Legal Proceedings

     The Company entered into a payment plan with Bruce E. Batchelor, a shareholder and former officer of the Company, for unpaid wages and reimbursement for expenses. The Company agreed to pay the principal sum of $146,500 in monthly installments of $1,800 or more in July, 2000. The Company has not paid the monthly payments in a timely manner and is in default according to the terms of the agreement.

     Other than described above, there are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.

Item 2 — Changes in the Rights of the Company’s Security Holders	None

Item 3 — Defaults by the Company on its Senior Securities	None

Item 4 — Submission of Matter to Vote of Security Holders	None

Item 5 — Other Information

     The board held two meetings during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent. At a special meeting on June 4, 2001, Sherman Lazrus was appointed Interim Chief Executive Officer to replace Michael J. Crnkovich.

     The board of directors has not established any audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Board of Directors acts as the audit committee. The Company recognizes that an audit committee, when formally established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors undertakes those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and (iii) received from the auditors disclosures regarding the auditors’ Independents Standards Board Standard No. 1, as may be modified or supplemented.

Item 6 — Exhibits and Reports on Form 8-K

     The following reports on Form 8-K are incorporated herein by reference:

(1) 8-K filed 6/7/2001

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

Dated: August 10, 2001	Emergency Filtration Products, Inc.
(Registrant)

	By:	/s/ Peter Clark

Peter Clark
Corporate Secretary