Form 10QSB
period 2001-09-30
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2001-11-19
CIK 1088213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________________ TO __________________.

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

At September 30, 2001, there were outstanding 11,457,425 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:    Yes [   ]    No [X]

PART I

FINANCIAL INFORMATION

Item I. Financial Statements

EMERGENCY FILTRATION PRODUCTS, INC.

FINANCIAL STATEMENTS

September 30, 2001 and December 31, 2000

EMERGENCY FILTRATION PRODUCTS, INC.

Balance Sheets

ASSETS

	September 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT ASSETS
Cash	$12,220	$6,985
Accounts receivable, net	44,574	67,962
Prepaid expenses	—	1,513
Inventory	86,312	84,394

Total Current Assets	143,106	160,854

PROPERTY AND EQUIPMENT
Molds	112,850	109,650
Furniture and office equipment	35,613	33,989
Software	7,390	—
Accumulated depreciation	(84,909)	(69,415)

Total Property and Equipment	70,944	74,224

OTHER ASSETS
Deposits	4,141	4,141
Patent and trademark, net	148,263	154,190

Total Other Assets	152,404	158,331

TOTAL ASSETS	$366,454	$393,409

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.

Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2001	2000

	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$157,226	$108,151
Accounts payable — related parties	450,040	364,374
Accrued expenses	30,615	28,459
Note payable	—	17,988
Note payable — related	—	11,197

Total Current Liabilities	637,881	530,169

LONG-TERM DEBT
Note payable — related	—	135,303

Total Long-Term Debt	—	135,303

Total Liabilities	637,881	665,472

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001; authorized 50,000,000 shares; 11,457,425 and 9,567,758 shares issued and outstanding, respectively	11,457	9,568
Additional paid-in capital	5,628,414	4,931,054
Accumulated deficit	(5,911,298)	(5,212,685)

Total Stockholders’ Equity (Deficit)	(271,427)	(272,063)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$366,454	$393,409

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.

Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

NET SALES	$35,231	$7,739	$457,083	$26,582

EXPENSES
Cost of sales	44,940	5,853	293,681	14,491
Depreciation and amortization	7,765	8,274	23,684	24,428
Research and development	36,808	90	49,155	41,140
Additional costs through granting of options	161,390	—	161,390	—
General and administrative	224,454	194,641	619,536	872,894

Total Expenses	475,357	208,858	1,147,446	952,953

LOSS FROM OPERATIONS	(440,126)	(201,119)	(690,363)	(926,371)

OTHER INCOME (EXPENSE)
Interest expense	—	(3,633)	(8,250)	(4,256)

Total Other Income (Expense)	—	(3,633)	(8,250)	(4,256)

NET LOSS	$(440,126)	$(204,752)	$(698,613)	$(930,627)

BASIC LOSS PER SHARE	$(0.04)	$(0.02)	$(0.06)	$(0.11)

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 1998	7,078,107	$7,078	$3,191,923	$(3,137,388)
Common stock issued for cash at $1.00 per share	601,061	601	600,460	—
Common stock issued on exercise of stock options at $0.75 per share	67,000	67	50,183	—
Common stock issued for services at $1.00 per share	77,597	78	77,519	—
Additional capital contribution	—	—	562	—
Net loss for the year ended December 31, 1999	—	—	—	(983,509)

Balance, December 31, 1999	7,823,765	7,824	3,920,647	(4,120,897)
Common stock issued for cash at prices ranging from $0.18 to $0.75 per share	853,835	854	254,967	—
Common stock issued for services at prices ranging from $0.40 to $1.05 per share	782,158	782	518,091	—
Common stock issued through exercise of options at $0.75 per share	88,000	88	65,912	—
Common stock issued for patents at $1.00 per share	20,000	20	19,980	—
Additional expense recorded from granting of options	—	—	151,457	—
Net loss for the year ended December 31, 2000	—	—	—	(1,091,788)

Balance, December 31, 2000	9,567,758	$9,568	$4,931,054	$(5,212,685)

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Stockholders’ Equity (Deficit) (Continued)

	Common Stock		Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2000	9,567,758	$9,568	$4,931,054	$(5,212,685)
Common stock issued for services at $0.50 per share (unaudited)	186,446	186	93,036	—
Common stock issued for cash at $0.17 and $0.18 per share (unaudited)	1,193,256	1,193	212,829	—
Additional costs through issuance of options (unaudited)	—	—	161,390	—
Stock offering costs	—	—	(48,973)	—
Common stock issued for services at $0.43 per share (unaudited)	100,000	100	42,900	—
Common stock issued in lieu of debt at $0.68 per share (unaudited)	235,000	235	158,920	—
Common stock issued in lieu of debt and for services at $0.44 per share (unaudited)	174,965	175	77,258	—
Net loss for the nine months ended September 30, 2001 (unaudited)	—	—	—	(698,613)

Balance, September 30, 2001 (unaudited)	11,457,425	$11,457	$5,628,414	$(5,911,298)

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.

Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(698,613)	$(930,627)
Adjustments to reconcile net loss to net cash (used by) operating activities:
Depreciation and amortization	23,684	24,428
Common stock issued for services	143,149	484,367
Expense on options granted	161,390	—
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(1,918)	8,755
(Increase) decrease in prepaid expenses	1,513	958
(Increase) decrease in accounts receivable	23,388
and accounts receivable related	—	3,467
(Increase) decrease in other assets	—	—
Increase (decrease) in cash overdraft	—	(1,176)
Increase (decrease) in accrued expenses	2,156	—
Increase (decrease) in accounts payable and accounts payable — related parties	168,929	220,865

Net Cash (Used by) Operating Activities	(176,322)	(188,963)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	(2,263)	(10,315)
Acquisition of equipment	(12,214)	(268)

Net Cash (Used by) Investing Activities	(14,477)	(10,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	214,022	206,500
Payment on notes and leases payable	(17,988)	(18,193)
Proceeds from notes and leases payable	—	31,500

Net Cash Provided by Financing Activities	196,034	219,807

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,235	20,261
CASH AT BEGINNING OF PERIOD	6,985	—

CASH AT END OF PERIOD	$12,220	$20,261

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,

	2001	2000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$8,250	$4,256
Income taxes	$—	$—
NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$213,655	$484,367
Common stock issued for debt	$180,688	$—

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements

September 30, 2001 and December 31, 2000

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -	GOING CONCERN

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

NOTE 3 -	SUBSEQUENT EVENTS

In October 2001, the Company issued 170,000 shares of common stock that were previously authorized.

Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Since the Company’s inception, the Company has been involved in the development of its technology. During this time revenues have not been adequate to cover operating expenses. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity placements. As of the quarter ended 9/30/2001, the Company had offset its accumulated deficit in this manner. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the real sense, this value is not quantified as such on the Company’s Balance Sheet.

Operational Results

     During the quarter ended 9/30/2001, the Company reported revenues of $35,231. Revenues have been in part from the sale of the emergency CPR assistance device and the Company is now focusing on securing licensing agreements and on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures. Additionally, the Company fulfilled orders for Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. government and military. The Company recently secured exclusive distribution rights to foreign governments and militaries.

     The cost of goods sold increased as an amount in the third quarter of 2001 versus the third quarter of 2000 as a result of increased sales. The cost of goods sold increased as a percentage of sales in the third quarter of 2001 versus the third quarter of 2000 primarily due to the increased volume of business.

     Total expenditures increased in the third quarter of 2001 as compared to the third quarter of 2000. General and administrative costs increased from $194,641 to $224,454 during the quarters ended September 30, 2000 and 2001, respectively, as a result of increased expenditures for consulting services.

     Research and development costs increased from $90 to $36,808 during the quarters ended September 30, 2000 and 2001, respectively, due to the increased costs associated with the development of the Company’s future products.

     During the quarter ended September 30, 2001, the Company recorded an expense associated with the granting of options of $161,390 for an option provided in an agreement the Company entered into with Pacific Investors, Ltd., an unrelated investment firm, for financial advising and placement agent services. On October 24, 2001, the Company executed a separate agreement in which the parties agreed to vacate the original agreement. In the terms of the new agreement, the option was cancelled and the Company agreed to issue to Pacific Investors, Ltd. 60,000 shares of the common stock of the Company as the remaining compensation due for consulting services.

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

     In addition, the Company has designed another configuration of the technology for the BVM market that incorporates a self-contained nebulizer, a filter, and a bag with built-in CO(2) monitoring capabilities. Patents have been granted for this product. The Company is currently conducting prototype development and expects to launch the product in early 2002.

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

PART II

OTHER INFORMATION

Item 1 — Legal Proceedings

     The Company entered into a payment plan with Bruce E. Batchelor, a shareholder and former officer of the Company, for unpaid wages and reimbursement for expenses. The Company agreed to pay the principal sum of $146,500 in monthly installments of $1,800 or more in July, 2000. The Company had not paid the monthly payments in a timely manner and was in default according to the terms of the agreement. On September 30, 2001, the Company executed a settlement agreement and mutual release in which Batchelor accepted 235,000 shares of the common stock of the Company as payment in full.

     Other than described above, there are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.

Item 2 -	Changes in the Rights of the Company’s Security Holders	None

Item 3 -	Defaults by the Company on its Senior Securities	None

Item 4 -	Submission of Matter to Vote of Security Holders	None

Item 5 -	Other Information

     The board held one meeting during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent. At the meeting, the board voted to accept the resignation of Michael J. Crnkovich from the board of directors.

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

Item 6 — Exhibits and Reports on Form 8-K

     The following reports on Form 8-K are incorporated herein by reference:

(1)	8-K filed 11/1/2001

     The following documents are filed as part of this report:

1)	Unaudited Financial Statements filed as part of this report with the related consolidated statements of operations and accumulated deficit, and cash flow for the quarter then ended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2001	Emergency Filtration Products, Inc. (Registrant)

By:	/s/ Peter Clark Peter Clark Corporate Secretary