Form 10KSB40
period 2001-12-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2002-04-01
CIK 1088213

Commission File No. 000-27421

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2001

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

$.001 Common Stock

(Title of Class)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K [X]

     As of December 31, 2001, there were 11,667,425 shares of the Registrant’s Common Stock, $.001 par value, outstanding.

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $3,852,702.

     State the Registrant’s revenues for the December 31, 2001 fiscal year: $461,216.

Item 1. Description of Business.

     Emergency Filtration Products, Inc. (the “Company”) was organized under the laws of the State of Nevada on November 1, 1991, under the name “Lead Creek Unlimited”. Until February 9, 1996, the Company conducted no business. The Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment changing its name to “Emergency Filtration Products, Inc.” on March 8, 1996.

     On February 9, 1996, the Company entered into an Agreement with Douglas K. Beplate whereby Mr. Beplate granted to the Company all rights, including patent rights, to the commercial exploitation of RespAide™ . In consideration of the assignment of these rights, the Company agreed (i) to pay Mr. Beplate a royalty of 5% of the Company’s and any licensee’s sales of the RespAide™ and any components thereof, payable quarterly; (ii) to compensate Douglas K. Beplate for consulting services at market value, for which Douglas K. Beplate was to invoice the company monthly; and (iii) to deliver to Douglas K. Beplate 19% of the issued and outstanding common stock of the Company as of the date of the Agreement. On June 18, 1996, Douglas K. Beplate also executed an Assignment of Invention assigning to the Company all rights to exploit the RespAide™ technology.

     The Company is a specialty filter products company that has developed a proprietary dual-filtered technology, 2H Technology™, which removes infectious bacteria and virus from airflow systems at extremely high levels of efficiency. The Company’s introductory product is RespAide™, a state of the art cardiopulmonary resuscitation (CPR) mask. RespAide is uniquely designed to minimize the potential for transmission of contagious diseases during the administration of CPR and has been granted FDA 510K approval as a Class II medical device. The core technology for RespAide is the Vapor Isolation Valve (VIV), a self-contained filter system combining 2H Technology and a one-way silicon duckbill valve inside a sonic welded housing. The VIV design forms the basis for two other products, the 2H Technology Breathing Circuit Filter, which recently received FDA 510K approval as a Class II medical device, and the ELVIS, a Bag/Valve/Mask emergency resuscitation system, which is in prototype development stage. The 2H Technology can be used in a wide range of other medical and commercial applications including air filtration systems for semiconductor manufacturing and laboratory clean rooms; and heating, ventilating, and air conditioning (HVAC) filters for use in commercial and residential buildings, airplanes and motor vehicles. In addition, the Company markets Superstat®, a patented, all-natural, modified collagen hemostat for surgical applications and trauma and burn wound management.

Item 2. Description of Property.

     The Company presently occupies office and warehouse space located at 4335 South Industrial Road, Suite 440, Las Vegas, Nevada 89103. The property consists of approximately 1,800 square feet of offices and 1,512 square feet of warehouse space. The property was leased from an unaffiliated party for 3 years, commencing October 15, 1998, at $3,809.95 per month, expiring October 15, 2001. The Company currently leases the property on a month-to-month basis at $4,306.90 per month and is currently in negotiations for new office and warehouse space in Henderson, Nevada.

Item 3. Legal Proceedings.

     Bruce E. Batchelor, a shareholder and former officer of the Company had made certain claims for alleged breaches of agreements relating to unpaid wages, reimbursement for expenses and claimed certain rights in the trademark of the Company as security for the alleged obligations. The Company had recorded an initial sum of $135,000, which represented the amount claimed to be owed to Bruce E. Batchelor. The Company entered into a payment plan during 2000 and agreed to pay the principal sum of $146,500 in monthly installments of $1,800 or more commencing July, 2000. The Company had not paid the installments in a timely manner and was in default according to the terms of the agreement. On September 30, 2001, the Company executed a settlement agreement and mutual release in which Batchelor accepted 235,000 shares of the common stock of the Company as payment in full.

     There are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.

Item 4. Submission of Matter to Vote of Security Holders.

     There have been no matters submitted to the Company’s security holders.

Item 5. Market for Common Company Equity and Related Stockholder Matter.

     (a)  Market Price.

     The Company’s Common Stock is quoted on the Over-The-Counter Bulletin Board System.

     As of December 31, 2001, the Company had 188 shareholders of record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the

Company’s Board of Directors and will depend upon the Company’s growth, profitability, financial condition and other relevant factors.

     The Company’s common stock is traded on the bulletin board system under the symbol “EMFP”. The table below reflects the high and low bid and ask quotations for each of the Company’s fiscal quarters for the fiscal year covered by this report. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

     The prices were obtained from the internet, the source of the information is believed to be reliable.

	2001

	HIGH	LOW

1st Quarter	$0.78	$0.31
2nd Quarter	$0.56	$0.35
3rd Quarter	$0.74	$0.35
4th Quarter	$0.82	$0.30

     The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a “penny stock”, for purposes relevant to the Company, as any equity security that has a market price of less that $5.00 per share or with an exercise price of less that $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transactions. Disclosure also has to be made about the risks of investing in penny stocks in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

     Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company’s securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisitions, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company’s securities on a national exchange. In such events, trading, if any, in the Company’s securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of , or to obtain accurate quotations as to the market value of, the Company’s securities.

     (b)  Holders.

Item 6. Management’s Discussion and Analysis of Plan of Operation

Financial Condition

     Since the Company’s inception, the Company has been involved in the development of its technology. During this time, revenues have been minimal and expenditures primarily attributed to research and development and, more recently, a marketing driven sales effort. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity sales. As of the end of fiscal 2001, the Company had offset its accumulated deficit in this manner and has therefore not found it necessary to incur any long-term debt. The most valuable asset of the

Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered vapor isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the real sense, this value is not quantified as such on the Company’s Balance Sheet.

Operational Results

     During 2001, the Company reported revenues of $461,216. This is a substantial increase of approximately 180% over revenues of $163,497 for the year ended December 31, 2000. This increase is due to the Company’s increased marketing efforts and its success in the military sector.

     During 2001, the Company reported cost of sales of $301,935 compared to $83,504 during 2000. This represents an increase of approximately 260%. The Company’s costs for the Superstat product have caused the Company’s costs as a percentage of sales in 2001 to increase compared to 2000. The Company’s gross profit margin decreased from 49% in 2000 to 35% in 2001 primarily as a result of increased percentage of sales of Superstat.

     Total expenditures increased in 2001 as compared to 2000. The primary reasons for this occurrence are:

     Cost of sales increased from $83,504 to $301,935 during the fiscal years ended December 31, 2000 and 2001 respectively, as a result of increased sales and those conditions described above.

     Depreciation and amortization expense increased from $28,399 to $31,450 during the fiscal year ended December 31, 2000 and 2001, respectively.

     General and administrative costs increased from $1,138,520 to $1,218,135 during the fiscal years ended December 31, 2000 and 2001, respectively, primarily as a result of increased expenditures for consulting and other professional services as well as additional compensation expense pursuant to the granting of stock options.

     Research and development costs increased from $10,615 to $15,797 during the years ended December 31, 2000 and 2001, respectively, due to the increased costs associated with the development of the Company’s future products.

     During the year ended December 31, 2001, the Company recorded expenses associated with the granting of options of $312,846. Included in that amount was an expense of $161,390 for an option provided in an agreement the Company entered into with Pacific Investors, Ltd., an unrelated investment firm, for financial advising and placement agent services. On October 24, 2001, the Company executed a separate agreement in which the parties agreed to vacate the original agreement. In the terms of the new agreement, the option was cancelled and the Company agreed to issue to Pacific Investors, Ltd. 60,000 shares of the common stock of the Company as the remaining compensation due for consulting services. The remaining amount of $151,456 recorded in 2001 was additional expense as a result of options granted in 2000.

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

Company Products

     The Company’s current product line includes:

•	RespAide™ CPR Isolation Mask. The company has received Federal Drug Administration (“FDA”) approval for its RespAide ™ CPR isolation mask incorporating the VIV filter, and recently commenced volume manufacturing and distribution of complete units and replacement filters (the RespAide™ filter needs to be replaced after each use). In tests by Nelson Laboratories, RespAide™ was found to be greater than 99.9% effective against bacterial and viral transmission — the highest rating testing labs will issue for medical devices, and believed by management of the Company to be superior to any competing product on the market.

•	Disposable Filters for BVMs. The same filter used in the RespAide™ product is ideal for preventing contamination of “bag valve masks”, which are single-use ventilators. The disposable filter keeps the equipment contaminant-free, thereby allowing a BVM to be safely reused with a new filter — a considerable economic benefit due to the lower replacement and disposal costs of the filter versus discarding the entire BVM unit. The Company has received FDA approval.

•	Breathing Circuit Filters. To extend its market reach from emergency response sites to the vast number of respiratory procedures conducted within medical facilities, the Company has introduced a new configuration of its VIV technology: a two-way breathing circuit filter for applications where ambient air flow must pass evenly in both directions while still protecting equipment and hoses. This is suitable for use in anesthesia and general respiratory procedures. The Company has received FDA approval.

     In addition, the Company has designed another configuration of the technology for the BVM market that incorporates a self-contained nebulizer, a filter, and a bag with built-in CO2 monitoring capabilities. A patent has been granted for this product and the Company has executed an agreement whereby it acquired the rights for commercial exploitation of the patent. The Company is currently conducting prototype development and expects to launch the product during 2002.

     The market for air purification filters for protection against communicable diseases has grown rapidly since the mid-1980’s — from practically nil, to an estimated $1,460,000,000 in 1997. Demand has been driven largely by such factors as the spread of AIDS and Hepatitis C, the resurgence of Tuberculosis in many urban settings, and growing concerns in the medical community about new drug-resistant strains of bacteria. Such concerns are clearly evident in the results of recent independent surveys indicating that approximately 45% of doctors, 57% of EMTs, 80% of nurses, and substantially all paramedics surveyed would refuse to perform mouth-to-mouth resuscitation on an adult stranger without barrier protection. Indeed, many of the respondents indicated that they had already walked away from situations in the community requiring mouth-to-mouth resuscitation.

     In addition to emergency ambulance services, police departments, firefighters, hospitals, doctors, the military, and major CPR training organizations such as the American Heart Association, management believes that the market also includes government and private sector entities that will choose, or may be required by law to keep CPR isolation masks on hand.

     The Company currently holds military national stocking numbers for the RespAide™ CPR isolation mask and replacement filters and for Superstat. These stocking numbers make the products acceptable for inventory in all four branches of the military and the U.S. Coast Guard. The Company received and fulfilled orders from the Defense Supply Center Philadelphia for the RespAide™ device and its replacement parts and for Superstat during 2001, which account for a significant percentage of sales for the fiscal year.

     To reach the market, the Company has entered into contractual arrangements with a number of U.S. and international medical product distributors. Additionally, the Company is actively pursuing agreements with other companies that have market penetration.

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

Item 7. Financial Statements.

EMERGENCY FILTRATION PRODUCTS, INC.

REPORT ON AUDITED
FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Emergency Filtration Products, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Emergency Filtrations Products, Inc. at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 8, 2002

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheet
As of December 31, 2001

ASSETS

Current assets:

Cash	$—

Accounts receivable, net	8,882

Prepaid expenses	68,776

Inventory	79,962

Total current assets	157,620

Property and equipment:

Molds	112,850

Furniture and office equipment	43,003

Accumulated depreciation	(89,945)

Total property and equipment	65,908

Other assets

Deposits	4,141

Patents, net	145,533

Total other assets	149,674

Total assets	$373,202

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable	$167,793

Accounts payable — related parties	550,303

Accrued expenses	30,624

Note payable	20,412

Total current liabilities	769,132

Commitments and contingencies

Stockholders’ deficit

Common stock, par value $0.001; authorized 50,000,000 shares and 11,667,425 shares issued and outstanding	11,667

Additional paid in capital	5,928,062

Accumulated deficit	(6,335,659)

Total stockholders’ deficit	(395,930)

Total liabilities and stockholders’ deficit	$373,202

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Years Ended December 31, 2001 and 2000

	2001	2000

Net sales	$461,216	$163,497

Expenses

Cost of sales	301,935	83,504

Depreciation and amortization	31,450	28,399

Bad debt expense	8,623	2,030

Research and development	15,797	10,615

General and administrative	1,218,135	1,138,520

Total expenses	1,575,940	1,263,068

Loss from operations	(1,114,724)	(1,099,571)

Other income (expense)

Interest expense	(8,250)	(1,084)

Other, net	—	8,867

Total other income (expense)	(8,250)	7,783

Net loss	$(1,122,974)	$(1,091,788)

Basic loss per share	$(0.10)	$(0.13)

Weighted average number of shares outstanding	10,748,364	8,700,138

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Stockholders’ Deficit
For the Years Ended December 31, 2001 and 2000

	Common Stock
			Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance, December 31, 1999	7,823,765	$7,824	$3,920,647	$(4,120,897)	$(192,426)

Common stock issued for cash at prices ranging from $0.18 to $0.75 per share	853,835	854	254,967	—	255,821

Common stock issued for services at prices ranging from $0.40 to $1.05 per share	782,158	782	518,091	—	518,873

Common stock issued through the exercise of options at $0.75 per share	88,000	88	65,912	—	66,000

Common stock issued for patents at $1.00 per share	20,000	20	19,980	—	20,000

Additional expense recorded from granting of options	—	—	151,457	—	151,457

Net loss	—	—	—	(1,091,788)	(1,091,788)

Balance, December 31, 2000	9,567,758	9,568	4,931,054	(5,212,685)	(272,063)

Common stock issued for cash, net of issuance costs	1,291,202	1,291	212,731	—	214,022

Common stock issued for services at prices ranging from $0.43 to $0.77 per share	573,465	573	313,749	—	314,322

Common stock issued in lieu of debt at $0.68 per share	235,000	235	158,921	—	159,156

Additional expense recorded from granting of options	—	—	311,607	—	311,607

Net loss	—	—	—	(1,122,974)	(1,122,974)

Balance, December 31, 2001	11,667,425	$11,667	$5,928,062	$(6,335,659)	$(395,930)

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000

	2001	2000

Cash flows from operating activities:

Net loss	$(1,122,974)	$(1,091,788)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization	31,450	28,399

Loss on disposal of assets	—	250

Gain on forgiveness of debt	—	(9,117)

Bad debts	8,623	2,030

Common stock issued for services	267,229	518,873

Expense from options granted	311,607	151,457

Changes in operating assets and liabilities:

Accounts receivable	50,457	(60,387)

Prepaid expenses	(4,758)	(555)

Inventory	4,432	6,543

Accounts payable and accounts payable — related parties	214,171	144,471

Cash overdraft	—	(1,176)

Accrued expenses	14,821	6,844

Net cash used by operating activities	(224,942)	(304,156)

Cash flows from investing activities:

Acquisition of property and equipment	(12,214)	(815)

Cash received on disposal of fixed assets	—	2,329

Patent costs	(2,263)	(11,650)

Net cash used by investing activities	(14,477)	(10,136)

Cash flows from financing activities:

Proceeds from issuance of stock	214,022	321,821

Advances from shareholders	36,400	—

Proceeds from note payable	—	22,296

Payment on notes payable	(17,988)	(22,840)

Net cash provided by financing activities	232,434	321,277

Net increase (decrease) in cash and cash equivalents	(6,985)	6,985

Cash at beginning of period	6,985	—

Cash at end of period	$—	$6,985

Supplemental cash flow information:

Cash paid for interest	$15,114	$1,084

Non-cash investing and financing activities:

Common stock issued for services	$267,229	$518,873

Common stock issued for prepaid expenses	$42,093	$—

Common stock issued for accounts payable	$5,000	$—

Common stock issued for patent costs	$—	$20,000

Note payable issued for prepaid expenses	$20,412	$—

Common stock issued for notes payable — related parties and accrued expenses	$159,156	$—

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to Financial Statements
For the Year Ended December 31, 2001

1.	ORGANIZATION AND GOING CONCERN

Organization

Emergency Filtration Products, Inc. (the “Company”) was incorporated in the State of Nevada on November 1, 1991 as Lead Creek Unlimited. In March 1996, pursuant to a Plan of Reorganization, the Company changed its name to Emergency Filtration Products, Inc.

Between November 1, 1991 and February 9, 1996, the Company had no line of business. As of the latter date, the Company entered into an agreement to acquire title to a technology in the emergency respiration equipment filed. The Company is currently engaged in the development, production and sale of this equipment.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $6,335,659 at December 31, 2001, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. Management can offer no assurance with respect to its ability to create additional revenues or obtain additional equity financing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Cash and Cash Equivalents

The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

The Company does not hold collateral to secure payment of its accounts receivable resulting from sales. Management performs ongoing credit evaluations of its customers and provides allowances as deemed necessary. Accounts receivable are shown net of an allowance for doubtful accounts of $8,990 at December 31, 2001.

Provision for Taxes

At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3,971,000 that may be offset against future taxable income. These operating loss carryforwards expire in the years 2009 through 2021. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

         EMERGENCY FILTRATION PRODUCTS, INC.
         Notes to the Financial Statements
         For the Year Ended December 31, 2001

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Taxes (continued)

In addition, the Company is incorporated in the State of Nevada, which has no corporate state income tax. Accordingly, no provision for state income tax expense or benefit has been recorded in these financial statements.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

	For the Years Ended
	December 31,

	2001	2000

Income tax benefit at statutory rate	$426,730	$414,879

Adjustment for common stock issued for services	(119,442)	(144,802)

Adjustment for expenses recorded from granting of options	(118,411)	(57,554)

	188,877	212,523

Change in valuation allowance	(188,877)	(212,523)

	$—	$—

Deferred tax assets (liabilities) are comprised of the following at December 31, 2001:

Operating loss carryforwards	$(1,509,000)

Less: valuation allowance	1,509,000

Net deferred tax assets	$—

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

Depreciation expense for the years ended December 31, 2001 and 2000 was $20,530 and $21,795, respectively.

Inventory

Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of raw materials used in the assembly and production of the emergency respiration equipment.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Year Ended December 31, 2001

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Common stock equivalents, consisting of stock options, have not been included in the calculation as their effect is antidilutive for the periods presented. Basic loss per share is computed as follows:

	For the Years Ended
	December 31,

	2001	2000

Net loss	$(1,122,974)	$(1,091,788)

Weighted average shares outstanding	10,748,364	8,700,138

Loss per share, basic and dilutive	$(0.10)	$(0.13)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 is effective as follows: (a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized.

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

The Company is currently evaluating the provisions of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 and has not yet determined the effects of these changes, but does not expect them to have a significant impact on the Company’s financial position, results of operations or cash flows.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Year Ended December 31, 2001

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising is expensed as incurred.

Revenue Recognition

Revenue is recognized upon shipment of goods to the customer.

Equity Securities

Equity securities issued for services rendered have been accounted for at the fair value of the securities on the date of issuance.

Stock Options

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock-based Compensation, an Interpretation of APB No. 25” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (“EITF”) Issue No. 96-18.

SFAS No. 123 requires the Company to provide proforma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes options pricing model using the following weighted average assumptions: (i) the U.S. Treasury rate of 6.22% for the period equal to the expected life of the options was used as the risk-free interest rate; (ii) the expected life of the options is three years; (iii) the volatility used was 1.2246% based upon the historical price per share of shares sold, and (iv) there are no expected dividends.

Under the accounting provisions of SFAS No. 123, the Company’s net loss for the years ended December 31, 2001 and 2000 would have changed from the reported net loss as follows:

	2001	2000

Net loss:

As reported	$(1,122,974)	$(1,091,788)

Pro forma	(1,782,420)	(1,416,952)

Weighted average loss per share:

As reported	$(0.10)	$(0.13)

Pro forma	(0.17)	(0.16)

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Year Ended December 31, 2001

3.	PATENT

The Company entered into an agreement to acquire the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. The Company has agreed to pay a 5% royalty on any sales related to the patented intellectual property. Royalty expense on this patent for the years ended December 31, 2001 and 2000 was $14,862 and $8,014, respectively. Additional costs related to the patent were capitalized during the years ended December 31, 2001 and 2000, which consist of legal and filing fees incurred to maintain the patent throughout the world. Amortization is computed over an estimated life of 15 years. Impairment of the patent is analyzed annually. The patent was published by the U.S. Patent Office on November 15, 1996; the U.S. Patent number is 5,575,279.

On June 28, 2000, the Company entered into a Contract for Assignment of the rights to a BVM Bag invention. The BVM Bag is a portable emergency safety resuscitator, subject to U.S. Patent number 6,062,217. The Company acquired the rights, title and interest in the BVM Bag for the following:

1)	Issuance of 120,000 shares of restricted common stock. At December 31, 2001, only 20,000 of the 120,000 shares had been issued (valued at $1.00 per share), thus, a $100,000 liability was recorded until the remaining 100,000 shares are issued.

2)	In the event the Company is sold or merged with another entity, the seller shall receive an additional 50,000 share of restricted shares or participate as a member of the negotiating team concerning the sale or merger for the purpose of negotiating a royalty on the Patent that shall not be less than 2.5% of gross sales of the patented product.

Patent costs at December 31, 2001 are as follows:

Capitalized costs	$167,151

Accumulated amortization	(21,618)

Net patent costs	$145,533

Amortization expense for the years ended December 31, 2001 and 2000 was $10,920 and $6,604, respectively.

4.	RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

Accounts payable – related parties is comprised of the following at December 31, 2001:

Patent acquisiton costs (Note 3)	$100,000

Advances from shareholders, employees and officers and accrued wages and expense reimbursements due to various officers and employees	—

Amounts are non-interest bearing, unsecured and due on demand	450,303

$550,303

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Year Ended December 31, 2001

4.	RELATED PARTY TRANSACTIONS (CONTINUED)

Note Payable – Related Party

At December 31, 1999, $135,000 was recorded by the Company, which represented an amount claimed to be owed to a shareholder and former officer of the Company for unpaid wages and reimbursements. The shareholder also claimed that he had legal rights to certain trademarks of the Company until he was paid in full. On June 2, 2000, the Company entered into a settlement agreement and mutual release with the shareholder, settling on an amount of $146,500. The amount accrued interest at 10% per annum. Principal and interest were to be paid in monthly installments of $1,800 beginning on July 1, 2000 until paid. However, the Company made only one monthly interest payment under the agreement during 2000, and defaulted on the remaining interest payments. At December 31, 2000, the Company had $146,500 presented as a related party note payable under this agreement. In addition, accrued interest under this agreement of $6,844 was included in accrued expenses at December 31, 2000. The Company executed a second settlement agreement and mutual release on September 30, 2001 in which the shareholder accepted 235,000 shares of the common stock of the Company as payment in full.

5.	NOTE PAYABLE

A note was signed by the Company to an insurance company for product liability insurance for a one year period from October 2001 to October 2002. The remaining amount due at December 31, 2001 was $20,412.

6.	COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company’s financial position, results of operations, or cash flows.

7.	STOCK OPTIONS

A summary of the status of the Company’s stock options as of December 31, 2001 and 2000, and changes during the years then ending, are presented below:

			Weighted Average
		Weighted Average	Grant Date
	Options	Exercise Price	Fair Value

Outstanding, December 31, 1999	3,838,000	1.04	—

Granted	4,000,000	0.75	0.12

Exercised	(88,000)	0.75	—

Outstanding and exercisable, December 31, 2000	7,750,000	0.89	—

Granted	1,948,424	0.44	0.26

Expired/Canceled	(2,793,424)	0.66	—

Outstanding and exercisable, December 31, 2001	6,905,000	0.83	—

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Year Ended December 31, 2001

7.	STOCK OPTIONS (CONTINUED)

During the year ended December 31, 2001:

•	The Company granted 328,424 options at an exercise price of $0.01 per share to an unrelated party under a professional services agreement in February 2001. The options vested immediately and a charge to expense of $161,390 was included in general and administrative expenses for 2001, representing the fair value of the options on the date of grant. The weighted average grant date fair value of these options was $0.49. The related professional services agreement was terminated during October 2001 and the options cancelled.

•	The Company modified 600,000 vested options of various officers and directors of the Company originally accounted for as fixed stock options and originally expiring on various dates between December 2001 and December 2003 to (i) reduce the exercise price to $0.49 per share (a price above the current market price of the Company’s stock on the date of modification), and (ii) extend the expiration date to June 28, 2004. Accordingly, these options will be accounted for as variable stock options from the date of the modification. The Company did not incur any compensation expense during 2001 under these variable stock options. Under variable stock options, the Company could incur additional compensation expense in the future arising from the excess of the fair market value of the Company’s stock over the exercise price of the related options.

•	The Company granted 1,620,000 stock options, which vested immediately to various employees, officers and directors of the Company, at an exercise price of $.53 per share. The weighted average grant date fair value of these options was $0.21.

•	No options were exercised.

During the year ended December 31, 2000:

•	The Company granted 4,000,000 stock options, which vested immediately to various employees, directors and officers of the Company, at exercise prices ranging from $0.37 to $0.75 per share.

•	The Company modified 300,000 vested options of various officers and directors of the Company to extend their expiration date to December 31, 2003. The Company did not incur any compensation expense during 2000 arising from this modification.

•	88,000 options were exercised at $0.75 per share for total proceeds of $66,000.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Year Ended December 31, 2001

7.	STOCK OPTIONS (CONTINUED)

The total amount of outstanding stock options at December 31, 2001 is summarized as follows:

	Number	Weighted Average
Range of	Outstanding as of	Remaining Contractual	Weighted Average
Exercise Price	December 31, 2001	Life (Years)	Exercise Price

$0.37 - $1.00	6,555,000	1.57	$0.69

$2.50 - $5.00	350,000	0.06	$3.57

$0.37 - $5.00	6,905,000	1.49	$0.83

Additional expense of $311,607 and $151,457 was recorded during the years ended December 31, 2001 and 2000, respectively, arising from options granted to non-employees.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On January 10, 2002, the Company dismissed HJ & Associates LLC (“HJ”) as its independent public accountants. The Company engaged PricewaterhouseCoopers LLP as its new independent public accountants. The decision to change the Company’s accounting firm was recommended and approved by the Company’s Board of Directors.

(a)	During the two fiscal years ended December 31, 1999 and 2000 and the subsequent interim reporting period from the last audit date of December 31, 2000, through and including the termination date of January 10, 2002, there were no disagreements between the Company and HJ on any matter of accounting principles or practices, financial statement disclosure, or accounting scope or procedure. Additionally, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) during such periods.

(b)	The report of HJ on the financial statements of the Company for each of the past two fiscal years ended December 31, 1999 and 2000 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report of HJ on the financial statements of the Company for each of the past two fiscal years ended December 31, 1999 and 2000 was modified as to the uncertainty related to the Company’s ability to continue as a going concern.

(c)	The Company had not consulted with PricewaterhouseCoopers LLP during the two fiscal years ended December 31, 1999 and 2000 or during the subsequent interim reporting period from the last audit date of December 31, 2000, through and including the termination date of January 10, 2002, on either the application of accounting principles or the type of opinion PricewaterhouseCoopers LLP might issue on the Company’s financial statements.

(d)	The Company requested HJ to furnish a letter addressed to the Securities and Exchange Commission stating whether HJ agrees with the above statements made by the Company. A copy of this letter addressed to the SEC, dated January 15, 2002, is filed as Exhibit 16 in the Form 8-K filed on January 10, 2002.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position

Douglas K. Beplate	47	President, Director
Peter Clark	50	Secretary, Treasurer, Director
Dr. Raymond C.L. Yuan	58	Director
Sherman Lazrus	68	Interim CEO, Director

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

Dr. Raymond C.L. Yuan, Director, was elected to the Board in December, 1997. Since 1993, Dr. Yuan has served as Managing Director of AsiaWorld Medical Technology Limited, an exclusive master distributor of advanced medical and healthcare products in South East Asia, including the People’s Republic of China. In addition, Dr. Yuan currently serves in the following positions: President of the MedNet Group located in Hong Kong, a group of healthcare education and communications companies; Managing Director of Bio-health Consultancy Limited (Hong Kong), a consulting firm specializing in bio-health and biotechnology consulting to medical institutions; and Executive Director of Financial Resource International, Limited located in Hong Kong, an international investment banking firm.

Sherman Lazrus, Director, Interim CEO, was elected to the Board in December 1998, and appointed as Interim Chief Executive Officer in June 2001. Mr. Lazrus has nearly 40 years’ experience in government and private sector health care and health care finance. Mr. Lazrus presently also serves as President of American Medical Capital, a division of American Medical Enterprises, LLC located in Bethesda, Maryland, a financial services and investment banking company specializing in the healthcare industry, a position he has held since 1991.

     On June 4, 2001, the Company’s Board of Directors held a special meeting. At the meeting, Sherman Lazrus was appointed Interim Chief Executive Officer to replace Michael J. Crnkovich.

     On October 30, 2001, the Company’s Board of Directors held a special meeting. At the meeting, the resignation of Michael J. Crnkovich from the Board of Directors was accepted.

     On March 20, 2002, the Company’s Board of Directors held a special meeting. At the meeting, the resignation of J. Thomas Burns from the Board of Directors was accepted.

     The officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders’ meeting or until their death, resignations, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors.

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

Item 10. Executive Compensation.

     The following table sets forth the cash compensation, which was paid by the Company for services rendered to the Company. During fiscal years indicated, the following payments were made:

			Stock	All
Name & Position	Year	Remuneration	Options	Other

Sherman Lazrus	2001	$43,000	$0	$0
Interim CEO	2000	$0	$0	$0

Douglas K. Beplate	2001	$0	$0	$0
President	2000	$65,480	$141,114	$0

Peter Clark	2001	$0	$0	$0
Secretary/Treasurer	2000	$6,000	$75,834	$0

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company:

	Name and	Amount and
	Address of	Nature of	Percent
Title of Class	Beneficial Owner	Beneficial Owner	of Class

Common	Douglas K. Beplate 2254 Candlestick Avenue Henderson, NV 89052	619,591	5.37%
Option	Douglas K. Beplate 2254 Candlestick Avenue Henderson, NV 89052	1,600,000	—
Common	China Bridge Holdings The Creque Bldg 216 Main Street Road Town, Tortola B.V.I	744,425	6.45%

	Total	2,964,016	11.82%

     The total of the Company’s outstanding Common Shares are held by 188 shareholders of record.

     (b)  Security Ownership of Management.

     The following table sets forth the beneficial ownership for each class of equity securities of the Company beneficially owned by all directors and officers of the Company.

	Name and	Amount and
	Address of	Nature of		Percent
Title of Class	Beneficial Owner	Securities		of Class

Common	Peter Clark 2251 Wigwam Pkwy #1823 Henderson, NV 89014	525,126 1,300,000	(2)	4.55% —
Common	Dr. Raymond C.L. Yuan 4335 S. Industrial Road Las Vegas, NV 89103	10,000 100,000	(2)	0.08% —
Common	Sherman Lazrus 4335 S. Industrial Road. Las Vegas, NV 89103	100,000 100,000	(2)	0.87% —
Common	Douglas K. Beplate 2254 Candlestick Avenue Henderson, NV 89052	619,591 1,600,000	(2)	5.37% —

	Total Shares	1,254,717		10.87%

(1)	Beneficial, including options.

(2)	The following options of the Company are owned by the directors and officers and control persons of the Company:

	# of Shares	Price	Expiration

Peter Clark	300,000	$0.75	01/03/03
	400,000	$0.75	10/01/03
	500,000	$0.53	01/08/04
	100,000	$0.49	06/28/04

Douglas K. Beplate	500,000	$0.75	01/03/03
	500,000	$0.75	10/01/03
	500,000	$0.53	01/08/04
	100,000	$0.49	06/28/04

Raymond C.L. Yuan	100,000	$0.49	06/28/04

Sherman Lazrus	100,000	$0.49	06/28/04

Total shares subject to options	3,100,000

Item 12. Certain Relationship and Related Transactions.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits and Reports on Form 8-K.

     The following reports on Form 8-K are incorporated herein by reference:

     (1)  Form 8-K filed January 10, 2002.

     The following documents are filed as part of this report:

     (1)  Financial Statements. See Item 7. Financial Statements.

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2002	Emergency Filtration Products, Inc.

By: /s/ DOUGLAS K. BEPLATE

Douglas K. Beplate President