Form 10QSB
period 2002-03-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2002-05-15
CIK 1088213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM TO .

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

At March 31, 2002, there were outstanding 11,988,425 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [    ]   No [X]

PART I

FINANCIAL INFORMATION

Item I. Financial Statements

EMERGENCY FILTRATION PRODUCTS, INC.

FINANCIAL STATEMENTS

March 31, 2002 and December 31, 2001

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
March 31, 2002 and December 31, 2001

(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash	$3,058	$—
Accounts receivable, net	55,512	8,882
Prepaid expenses	28,312	68,776
Inventory	65,398	79,962

Total current assets	152,280	157,620

Property and equipment:
Molds	112,850	112,850
Furniture and office equipment	45,293	43,003
Accumulated depreciation	(97,018)	(89,945)

Total property and equipment	61,125	65,908

Other assets
Deposits	4,141	4,141
Patents, net	143,672	145,533

Total other assets	147,813	149,674

Total assets	$361,218	$373,202

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$104,717	$167,793
Accounts payable — related parties	668,370	550,303
Accrued expenses	30,615	30,624
Note payable	11,425	20,412

Total current liabilities	815,127	769,132

Commitments and contingencies
Stockholders’ deficit
Common stock, par value $0.001; authorized 50,000,000 shares; 11,988,425 and 11,667,425 shares issued and outstanding, respectively	11,988	11,667
Additional paid in capital	6,056,141	5,928,062
Accumulated deficit	(6,522,038)	(6,335,659)

Total stockholders’ deficit	(453,909)	(395,930)

Total liabilities and stockholders’ deficit	$361,218	$373,202

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	For the Three Months Ended
	March 31,

	2002	2001

Net sales	$95,744	$161,730
Expenses
Cost of sales	59,266	110,619
Depreciation and amortization	9,874	8,152
Research and development	700	3,307
General and administrative	211,858	200,443

Total expenses	281,698	322,521

Loss from operations	(185,954)	(160,791)

Other income (expense)
Interest expense	(425)	(4,186)

Total other income (expense)	(425)	(4,186)

Net loss	$(186,379)	$(164,977)

Basic loss per share	$(0.02)	$(0.02)

Weighted average number of shares outstanding	11,706,658	9,276,199

The accompanying notes are an integral part of these financial statements.

Emergency Filtration Products, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	For the Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(186,379)	$(164,977)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,874	8,152
Common stock issued for services	55,500	44,249
Changes in operating assets and liabilities:
Accounts receivable	(46,630)	(14,839)
Prepaid expenses	40,464	197
Inventory	14,564	16,108
Other assets	—	(10,000)
Accounts payable and accounts payable — related parties	(19,009)	(42,495)
Accrued expenses	(9)	10,981

Net cash used by operating activities	(131,625)	(152,624)

Cash flows from investing activities:
Acquisition of property and equipment	(2,290)	(3,200)
Patent costs	(940)	(1,143)

Net cash used by investing activities	(3,230)	(4,343)

Cash flows from financing activities:
Proceeds from issuance of stock	—	214,022
Advances from shareholders	146,900	—
Payment on notes payable	(8,987)	(6,603)

Net cash provided by financing activities	137,913	207,419

Net increase (decrease) in cash and cash equivalents	3,058	50,452
Cash at beginning of period	—	6,985

Cash at end of period	$3,058	$57,437

Supplemental cash flow information:
Cash paid for:
Interest	$425	$1,800

Non-cash financing activities:
Common stock issued for services and in payment of related parties accounts payable	$128,400	$93,222

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
March 31, 2002 and December 31, 2001

NOTE 1 — BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 — LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months ended March 31, 2002 and 2001:

	For the
	Three Months Ended
	March 31,

	2002	2001

Net loss	$(186,379)	$(164,977)

Weighted average shares	11,706,658	9,276,199
Effect of dilutive securities	—	—

	11,706,658	9,276,199

Basic loss per share (based on weighted average shares)	$(0.02)	$(0.02)

Weighted average shares issuable upon the exercise of stock options, which were not included in the calculation, were approximately 6.1 million and 7.8 million in the quarters ended March 31, 2002 and 2001, respectively, because they were antidilutive.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
March 31, 2002 and December 31, 2001

NOTE 3 — GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $6,522,038 at March 31, 2002, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. Management can offer no assurance with respect to its ability to create additional revenues or obtain additional equity financing.

NOTE 4 — STOCK TRANSACTIONS

During the three months ended March 31, 2002, the Company issued 321,000 shares of common stock at $0.40 per share for legal and other services rendered valued at $55,500 and in payment of related parties accounts payable totaling $72,900. The related parties accounts payable consisted primarily of accrued consulting fees.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

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

Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Since the Company’s inception, the Company has been involved in the development of its technology. During this time revenues have not been adequate to cover operating expenses. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity placements. As of the quarter ended March 31, 2002, the Company had offset its accumulated deficit in this manner. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the real sense, this value is not quantified as such on the Company’s Balance Sheet.

     The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $6,522,038 at March 31, 2002, which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. Management can offer no assurance with respect to its ability to create additional revenues or obtain additional equity financing.

Operational Results

     During the quarter ended March 31, 2002, the Company reported revenues of $95,744 compared to $161,730 for the quarter ended March 31, 2001. Revenues have been in part from the sale of the emergency CPR assistance device and the Company is now focusing on securing licensing agreements and on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures. Additionally, the Company fulfilled orders for Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. government and military. The Company recently secured exclusive distribution rights to foreign governments and militaries.

     During the quarter ended March 31, 2002, the Company reported cost of sales of $59,266 compared to $110,619 for the quarter ended March 31, 2001. Costs as a percentage of sales were 62% in 2002 compared to 68% in 2001. This decrease was due to increased profit margins as a result of minor price increases.

     General and administrative expenditures in the first quarter of 2002 as compared to the first quarter of 2001, increased slightly to $211,858 from $200,443, as a result of increased expenditures for consulting services.

     Research and development costs decreased from $3,307 to $700 during the quarters ended March 31, 2001 and 2002, respectively, due to the Company’s focus on marketing efforts related to the current products.

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

     During the quarter ended March 31, 2002, the Company issued 321,000 shares of common stock, valued at $0.40 per share, for legal and other services rendered totaling $55,500 and in payment of related parties accounts payable totaling $72,900. The related parties accounts payable consisted primarily of accrued consulting fees.

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

     The Company’s current product line includes:

•	RespAide™ CPR Isolation Mask. The company has received Food and Drug Administration (“FDA”) approval for its RespAide™ CPR isolation mask incorporating the VIV filter, and recently commenced volume manufacturing and distribution of complete units and replacement filters (the RespAide™ filter needs to be replaced after each use). In tests by Nelson Laboratories, RespAide™ was found to be greater than 99.9% effective against bacterial and viral transmission — the highest rating testing labs will issue for medical devices, and believed by management of the Company to be superior to any competing product on the market.

•	Disposable Filters for BVMs. The same filter used in the RespAide™ product is ideal for preventing contamination of “bag valve masks” which are single-use ventilators. The disposable filter keeps the equipment contaminant-free, thereby allowing a BVM to be safely reused with a new filter — a considerable economic benefit due to the lower replacement and disposal costs of the filter versus discarding the entire BVM unit. The Company has received FDA approval.

•	Breathing Circuit Filters. To extend its market reach from emergency response sites to the vast number of respiratory procedures conducted within medical facilities, the Company has introduced a new configuration of its VIV technology, a two-way breathing circuit filter for applications where ambient air flow must pass evenly in both directions while still protecting equipment and hoses. This is suitable for use in anesthesia and general respiratory procedures. The company has received FDA approval.

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

     The Company currently holds military national stocking numbers for the RespAide™ CPR isolation mask and replacement filters and for Superstat. These stocking numbers make the products acceptable for inventory in all four branches of the military and the U.S. Coast Guard. The Company received and fulfilled orders from the U.S. Navy and the Defense Supply Center Philadelphia for the products during 2001 and the first quarter of 2002.

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

Item 5 — Other Information

     The board held one meeting during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent. At the meeting, the board voted to issue common stock to various individuals for services rendered and in payment of related parties accounts payable.

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

Item 6 — Exhibits and Reports on Form 8-K

     The following reports on Form 8-K are incorporated herein by reference:

(1)	8-K filed 03/22/02.

     The following documents are filed as part of this report:

1)	Unaudited Financial Statements filed as part of this report with the related statements of operations and accumulated deficit, and cash flows for the quarter then ended.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2002	Emergency Filtration Products, Inc. (Registrant)

	By:	/s/ Douglas K. Beplate Douglas K. Beplate President