Form 10-Q
period 2002-06-30
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2002-08-14
CIK 1088213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-27421

                       EMERGENCY FILTRATION PRODUCTS, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                 NEVADA                                   87-0561647
      ---------------------------------              --------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

           175 Cassia Way, Suite A115
           Henderson, Nevada                                89014
-----------------------------------------                ------------
 (Address of principal executive offices)                 (Zip code)

Issuer's telephone number: (702) 558-5164

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

         At June 30, 2002, there were outstanding 11,988,425 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                               TABLE OF CONTENTS
                               -----------------

PART 1  FINANCIAL INFORMATION
  Item I. Financial Statements
    Balance Sheets
    Statements of Operations
    Statements of Cash Flows
    Notes to the Financial Statements
  Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II OTHER INFORMATION
  Item 1 -- Legal Proceedings
  Item 2 -- Changes in the Rights of the Company's Security Holders
  Item 3 -- Defaults by the Company on its Senior Securities
  Item 4 -- Submission of Matter to Vote of Security Holders
  Item 5 -- Other Information
  Item 6 -- Exhibits and Reports on Form 8-K
SIGNATURE

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements


                       EMERGENCY FILTRATION PRODUCTS, INC.

                              FINANCIAL STATEMENTS

                       June 30, 2002 and December 31, 2001




EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
June 30, 2002 and December 31, 2001
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------


                                                                       June 30,                       December 31,
                                                                         2002                            2001
                                                              ---------------------------     ----------------------------

                                                    ASSETS

Current assets:
    Cash                                                       $                   7,291    $                           -
    Accounts receivable, net                                                      15,812                            8,882
    Prepaid expenses                                                               8,895                           68,776
    Inventory                                                                     69,361                           79,962

                                                              ---------------------------     ----------------------------
    Total current assets                                                         101,359                          157,620
                                                              ---------------------------     ----------------------------

Property and equipment:
    Molds                                                                        112,850                          112,850
    Furniture and office equipment                                                45,293                           43,003
    Accumulated depreciation                                                    (104,282)                         (89,945)

                                                              ---------------------------     ----------------------------
       Total property and equipment                                               53,861                           65,908
                                                              ---------------------------     ----------------------------

Other assets
    Deposits                                                                       3,462                            4,141
    Patents, net                                                                 140,870                          145,533

                                                              ---------------------------     ----------------------------
    Total other assets                                                           144,332                          149,674
                                                              ---------------------------     ----------------------------

    Total assets                                               $                 299,552      $                   373,202
                                                              ---------------------------     ----------------------------

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                           $                 105,311      $                   167,793
     Accounts payable - related parties                                          769,285                          550,303
    Accrued expenses                                                              30,615                           30,624
    Note payable                                                                   5,760                           20,412

                                                              ---------------------------     ----------------------------
    Total current liabilities                                                    910,971                          769,132
                                                              ---------------------------     ----------------------------

Commitments and contingencies

Stockholders' deficit
    Common stock, par value $0.001; authorized                                    11,988                           11,667
    50,000,000 shares; 11,988,425 and 11,667,425 shares
    issued and outstanding, respectively
    Additional paid in capital                                                 6,056,141                        5,928,062
    Accumulated deficit                                                       (6,679,548)                      (6,335,659)

                                                              ---------------------------     ----------------------------
       Total stockholders' deficit                                              (611,419)                        (395,930)
                                                              ---------------------------     ----------------------------

    Total liabilities and stockholders' deficit                $                  299,552      $                  373,202
                                                              ---------------------------     ----------------------------

The accompanying notes are an integral part of these financial statements.




EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Three Months and Six Months Ended June 30, 2002 and 2001
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------



                                                 For the Three Months Ended                    For the Six Months Ended
                                                           June 30,                                      June 30,
                                             -----------------    ------------------     ------------------     ------------------
                                                  2002                  2001                   2002                   2001
                                             -----------------    ------------------     ------------------     ------------------

Net sales                                    $         26,221      $       260,122        $       121,965        $       421,852

Expenses

    Cost of sales                                      18,160              138,122                 77,426                248,741
    Depreciation and amortization                      10,065                7,767                 19,939                 15,919
    Research and development                                -                9,040                    700                 12,347
    General and administrative                        153,779              194,639                365,637                395,082

                                             -----------------    ------------------     ------------------     ------------------
       Total expenses                                 182,004              349,568                463,702                672,089
                                             -----------------    ------------------     ------------------     ------------------

Loss from operations                                 (155,783)             (89,446)              (341,737)              (250,237)
                                             -----------------    ------------------     ------------------     ------------------

Other income (expense)

    Interest expense                                   (1,727)              (4,064)                (2,152)                (8,250)

                                             -----------------    ------------------     ------------------     ------------------
       Total other income (expense)                    (1,727)              (4,064)                (2,152)                (8,250)
                                             -----------------    ------------------     ------------------     ------------------

Net loss                                           $ (157,510)           $ (93,510)            $ (343,889)            $ (258,487)
                                             -----------------    ------------------     ------------------     ------------------

Basic loss per share                                  $ (0.01)             $ (0.01)               $ (0.03)               $ (0.02)
                                             -----------------    ------------------     ------------------     ------------------

Weighted average number of shares outstanding      11,988,425           10,947,460             11,848,320             10,547,859
                                             -----------------    ------------------     ------------------     ------------------

The accompanying notes are an integral part of these financial statements.





Emergency Filtration Products, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                      -----------------------------------------------------
                                                                              2002                          2001
                                                                      -----------------------      ------------------------

    Cash flows from operating activities:
     Net loss                                                                  $ (343,889)                   $ (258,487)
     Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation and amortization                                                 19,939                         15,919
     Common stock issued for services                                              55,500                         44,249
     Changes in operating assets and liabilities:
     Accounts receivable                                                           (6,930)                      (119,835)
     Prepaid expenses                                                              59,881                            393
     Inventory                                                                     10,601                          4,386
     Other assets                                                                     679                        (20,000)
     Accounts payable and accounts payable - related parties                       42,500                        126,913
     Accrued expenses                                                                  (9)                        12,818
                                                                      -----------------------      ------------------------
     Net cash used by operating activities                                       (161,728)                      (193,644)
                                                                      -----------------------      ------------------------

    Cash flows from investing activities:
     Acquisition of property and equipment                                         (2,290)                       (12,214)
     Patent costs                                                                    (940)                        (1,762)
                                                                      -----------------------      ------------------------
     Net cash used by investing activities                                         (3,230)                       (13,976)
                                                                      -----------------------      ------------------------

    Cash flows from financing activities:
     Proceeds from issuance of stock                                                    -                        214,022
     Advances from shareholders                                                   186,900                              -
     Payment on notes and leases payable                                          (14,651)                       (13,376)
                                                                      -----------------------      ------------------------
     Net cash provided by financing activities                                    172,249                        200,646
                                                                      -----------------------      ------------------------

Net increase (decrease) in cash and cash equivalents                                7,291                         (6,974)
Cash at beginning of period                                                             -                          6,985
Cash at end of period                                                             $ 7,291                           $ 11
                                                                      -----------------------      ------------------------

    Supplemental cash flow information:

     Cash paid for:
         Interest                                                                 $ 2,152                        $ 2,439
                                                                      -----------------------      ------------------------

     Non-cash financing activities:
         Common stock issued for services and in lieu of debt                   $ 128,400                       $ 93,222
                                                                      -----------------------      ------------------------

The accompanying notes are an integral part of these financial statements.



                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 1 -      BASIS OF PRESENTATION

              The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

              The results of operations for the three months and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -      RECENT ACCOUNTING PRONOUNCEMENTS

              In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), entitled "Business Combinations" and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 is effective as follows: (a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides new guidance regarding the recognition and measurement of intangible assets, eliminates the amortization of certain intangibles and requires annual assessments for impairment of intangible assets that are not subject to amortization. An initial impairment analysis is required as of the date of adoption and any resulting impairment loss is recognized as the effect of a change in accounting principle. Early adoption is SFAS 142 was not allowed.

              In August 2001, the Financial Accounting Standards Board issued Statement No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. In October 2001, the Financial Accounting Standards Board issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 2 -      RECENT ACCOUNTING PRONOUNCEMENTS (Continued)


              In April 2002, the Financial Accounting Standards Board issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44, and 64 and Amendment of FASB Statement No. 13." SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. Adoption of SFAS 145 will have no impact on the Company's financial condition or cash flows.

              In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), "Accounting for Cost Associated with Exit or Disposal Activities for Certain Employee Termination Benefits." The provisions of SFAS 146 became effective for exit or disposal activities commenced subsequent to December 31, 2002.

              The adoption of SFAS 141, SFAS 142, SFAS 144, and SFAS 145 had no impact on the Company's financial position, results of operations or cash flows. We do not expect the impact of SFAS 143 and SFAS 146 to be material to our financial position, results of operations or cash flows.

NOTE 3 -      LOSS PER SHARE

              Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months and six months ended June 30, 2002 and 2001:

                                                                                            For the
                                                                                       Three Months Ended
                                                                                             June 30,
                                                                            --------------------------------------
                                                                                    2002                2001
                                                                            ------------------  ------------------
              Net loss available to
               common shareholders                                          $       (157,510)   $          (93,510)
                                                                            =================   ==================
              Weighted average shares                                             11,988,425            10,947,460
               Effect of dilutive securities                                               -                     -
                                                                            ------------------  ------------------
                                                                                  11,988,425            10,947,460
                                                                            ==================  ==================
              Basic loss per share (based
               on weighted average
               shares)                                                      $          (0.01)   $            (0.01)
                                                                            ==================  ==================

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 3 -      LOSS PER SHARE (Continued)

                                                                                             For the
                                                                                        Six Months Ended
                                                                                             June 30,
                                                                            --------------------------------------
                                                                                    2002                2001
                                                                            ------------------  ------------------
              Net loss available to
               common shareholders                                          $         (343,889) $         (258,487)
                                                                            ==================  ==================

              Weighted average shares                                               11,848,320          10,547,859
               Effect of dilutive securities                                                 -                   -
                                                                            ------------------  ------------------

                                                                                    11,848,320          10,547,859
                                                                            ==================  ==================
              Basic loss per share (based
               on weighted average
               shares)                                                      $            (0.03) $            (0.02)
                                                                            ==================  ==================

              Weighted average shares issuable upon the exercise of stock options, which were not included in the above calculations, were approximately 6.1 million and 7.8 million in the three month and six month periods ended June 30, 2002 and 2001, respectively, because they were antidilutive.

NOTE 4 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $6,679,548 at June 30, 2002, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. Management can offer no assurance with respect to its ability to create additional revenues or obtain additional equity financing.

NOTE 5 -      STOCK TRANSACTIONS

              During the six months ended June 30, 2002, the Company issued 321,000 shares of common stock at $0.40 per share for legal and other services rendered valued at $55,500 and in payment of related parties accounts payable totaling $72,900. The related parties accounts payable consisted primarily of accrued consulting fees.

                       EMERGENCY FILTRATION PRODUCTS, INC.
                        Notes to the Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 6 -      INVENTORY

              Inventory consists of raw materials and finished goods. Raw materials consist primarily of purchased component parts used in the assembly of the Company's products.

NOTE 7 -      COMMITMENTS AND CONTINGENCIES

              The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.

Item II. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition

                  Since the Company's inception, the Company has been involved in the development of its technology. During this time revenues have not been adequate to cover operating expenses. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity placements. As of the quarter ended June 30, 2002, the Company had offset its accumulated deficit in this manner. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the real sense, this value is not quantified as such on the Company's Balance Sheet.

                  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $6,679,548 at June 30, 2002, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. Management can offer no assurance with respect to its ability to create additional revenues or obtain additional equity financing.



Operational Results

                  During the three months and six months ended June 30, 2002, the Company reported revenues of $26,221 and $121,965, respectively, compared to $260,122 and $421,852, respectively, for the three months and six months ended June 30, 2001. Revenues have been in part from the sale of the emergency CPR assistance device and the Company is now focusing on securing licensing agreements and on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures. Additionally, the Company fulfilled orders for Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. government and military. The Company recently secured exclusive distribution rights to foreign governments and militaries.

                  During the three months and six months ended June 30, 2002, the Company reported cost of sales of $18,160 and $77,426, respectively, compared to $138,122 and $248,741, respectively, for the three months and six months ended June 30, 2001. Costs as a percentage of sales were 69% and 63% for the three months ended June 30, 2002 and 2001, respectively, and 53% and 59% for the six months ended June 30, 2002 and 2001, respectively. These increases and decreases were due to fluctuating profit margins as a result of minor cost of materials differences.

                  General and administrative expenditures in the second quarter of 2002 as compared to the second quarter of 2001, decreased to $153,779 from $194,639, representing a decrease of approximately 21%. General and administrative expenditures for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 also decreased to $365,637 from $395,082, representing a decrease of approximately 7.5%. These decreases are the result of a reduction in expenditures for consulting services.

                  Research and development costs decreased from $9,040 to $0 during the quarters ended June 30, 2001 and 2002, respectively, and from $12,347 to $700 during the six month periods ended June 30, 2001 and 2002, respectively, due to the Company's focus on marketing efforts related to the current products.

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

                  During the six months ended June 30, 2002, the Company issued 321,000 shares of common stock, valued at $0.40 per share, for legal and other services rendered totaling $55,500 and in payment of related parties accounts payable totaling $72,900. The related parties accounts payable consisted primarily of accrued consulting fees.

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

                  The Company's current product line includes:

     -- RespAide(TM) CPR Isolation Mask. The company has received Food and Drug Administration ("FDA") approval for its RespAide(TM) CPR isolation mask incorporating the VIV filter, and recently commenced volume manufacturing and distribution of complete units and replacement filters (the RespAide(TM) filter needs to be replaced after each use). In tests by Nelson Laboratories, RespAide(TM) was found to be greater than 99.9% effective against bacterial and viral transmission - the highest rating testing labs will issue for medical devices, and believed by management of the Company to be superior to any competing product on the market.

     -- Disposable Filters for BVMs. The same filter used in the RespAide(TM) product is ideal for preventing contamination of "bag valve masks" which are single-use ventilators. The disposable filter keeps the equipment contaminant-free, thereby allowing a BVM to be safely reused with a new filter - a considerable economic benefit due to the lower replacement and disposal costs of the filter versus discarding the entire BVM unit. The Company has received FDA approval.

     -- Breathing Circuit Filters. To extend its market reach from emergency response sites to the vast number of respiratory procedures conducted within medical facilities, the Company has introduced a new configuration of its VIV technology, a two-way breathing circuit filter for applications where ambient air flow must pass evenly in both directions while still protecting equipment and hoses. This is suitable for use in anesthesia and general respiratory procedures. The Company has received FDA approval.

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

                  The market for air purification filters for protection against communicable diseases has grown rapidly since the mid-1980's - from practically nil, to an estimated $1,460,000,000 in 1997. Demand has been driven largely by such factors as the spread of AIDS and Hepatitis C, the resurgence of Tuberculosis in many urban settings, and growing concerns in the medical community about new drug-resistant strains of bacteria. Such concerns are clearly evident in the results of recent independent surveys indicating that approximately 45% of doctors, 57% of EMTs, 80% of nurses, and substantially all paramedics surveyed would refuse to perform mouth-to-mouth resuscitation on an adult stranger without barrier protection. Indeed, many of the respondents indicated that they had already walked away from situations in the community requiring mouth-to-mouth resuscitation.

                  In addition to emergency ambulance services, police departments, firefighters, hospitals, doctors, the military, and major CPR training organizations such as the American Heart Association, management believes that the market also includes government and private sector entities that will choose, or may be required by law to keep CPR isolation masks on hand.

                  The Company currently holds military national stocking numbers for the RespAide(TM) CPR isolation mask and replacement filters and for Superstat. These stocking numbers make the products acceptable for inventory in all four branches of the military and the U.S. Coast Guard. The Company received and fulfilled orders from the U.S. Navy and the Defense Supply Center Philadelphia for the products during 2001 and the first six months of 2002.

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


Item 2 - Changes in the Rights of the Company's
         Security Holders. . . . . . . . . . . . . . .None

Item 3 - Defaults by the Company on its
         Senior Securities. . . . . . . . . . . . . . None

Item 4 - Submission of Matter to Vote of Security
         Holders. . . . . . . . . . . . . . . . . . . None

Item 5 - Other Information

                  The board held two meetings during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent. At a meeting, Thomas Glenndahl was appointed to the Board of Directors.

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

Item 6 - Exhibits and Reports on Form 8-K

         a. Exhibits

              (1) Exhibit 1. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         b. The following reports on Form 8-K are incorporated herein by reference:

              (1) 8-K filed 05/17/02.


         The following documents are filed as part of this report:

               1) Unaudited Financial Statements filed as part of this report with the related balance sheets, statements of operations, and cash flows for the three and six months then ended.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002     Emergency Filtration Products, Inc.
                           -----------------------------------
                                      (Registrant)

                                              By: /s/Douglas K. Beplate
                                              -------------------------
                                                     Douglas K. Beplate
                                                     President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Reports of Emergency Filtration Products, Inc. (the Company) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Douglas
K. Beplate, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Enterprise.


/s/ Douglas K. Beplate
----------------------------

Douglas K. Beplate
President
Emergency Filtration Products, Inc.
August 13, 2002