Form 10QSB
period 2002-09-30
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2002-11-14
CIK 1088213

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

OR

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                    COMMISSION FILE NUMBER 000-27421

                   EMERGENCY FILTRATION PRODUCTS, INC.
          (Exact name of registrant as specified in its charter)

              NEVADA                              87-0561647
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)

    175 Cassia Way, Suite A115
           Henderson, Nevada                        89014
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

At September 30, 2002, there were outstanding 17,067,700 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                  PART I

                             FINANCIAL INFORMATION

                                  Item 1.

                           FINANCIAL STATEMENTS
                                (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to fairly state the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
September 30, 2002 and December 31, 2001
(Unaudited)
                                                 September 30,  December 31,
                                                     2002           2001
                                                 ------------   ------------
ASSETS
Current assets:
 Cash                                           $      17,600  $           -
 Accounts receivable, net of an allowance
  for doubtful accounts of $8,500 and $0,
  respectively                                         42,375          8,882
 Prepaid expenses                                           -         68,776
 Inventory                                             61,169         79,962
                                                 ------------   ------------
   Total current assets                               121,144        157,620
                                                 ------------   ------------
Property and equipment:
 Molds                                                112,850        112,850
 Furniture and office equipment                        45,293         43,003
 Accumulated depreciation                            (111,545)       (89,945)
                                                 ------------   ------------
   Total property and equipment                        46,598         65,908
                                                 ------------   ------------
Other assets
 Deposits                                               3,462          4,141
 Patents, net                                         160,036        145,533
                                                 ------------   ------------
   Total other assets                                 163,498        149,674
                                                 ------------   ------------
Total assets                                    $     331,240  $     373,202
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                               $     107,653  $     167,793
 Accounts payable - related parties                   272,317        550,303
 Accrued expenses                                      30,615         30,624
 Note payable                                               -         20,412
                                                 ------------   ------------
   Total current liabilities                          410,585        769,132
                                                 ------------   ------------
Commitments and contingencies

Stockholders' deficit
 Common stock, par value $0.001; authorized
  50,000,000 shares; 17,067,700 and 11,667,425
  shares issued and outstanding, respectively          17,068         11,667
 Additional paid in capital                         7,084,917      5,928,062
 Accumulated deficit                               (7,181,330)    (6,335,659)
                                                 ------------   ------------
   Total stockholders' deficit                        (79,345)      (395,930)
                                                 ------------   ------------
Total liabilities and stockholders' deficit     $     331,240  $     373,202
                                                 ============   ============

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(Unaudited)


                                          For the Three Months Ended  For the Nine Months Ended
                                                 September 30,               September 30,
                                              2002          2001          2002          2001
                                           -----------   -----------   -----------   -----------
Net sales                                 $    118,912  $     35,231  $    240,877  $    457,083

Expenses
 Cost of sales                                  79,933        44,940       157,359       293,681
 Depreciation and amortization                  10,065         7,765        30,004        23,684
 Research and development                        3,788        36,808         4,488        49,155
 Additional costs through granting of
  options                                            -       161,390             -       161,390
 Additional costs from cancellation of
  options                                       20,000             -        20,000             -
 General and administrative                    506,836       224,454       872,473       619,536
                                           -----------   -----------   -----------   -----------
   Total expenses                              620,622       475,357     1,084,324     1,147,446
                                           -----------   -----------   -----------   -----------
Loss from operations                          (501,710)     (440,126)     (843,447)     (690,363)
                                           -----------   -----------   -----------   -----------
Other income (expense)
 Interest expense                                  (72)            -        (2,224)       (8,250)
                                           -----------   -----------   -----------   -----------
   Total other income (expense)                    (72)            -        (2,224)       (8,250)
                                           -----------   -----------   -----------   -----------
Net loss                                  $   (501,782) $   (440,126) $   (845,671) $   (698,613)
                                           ===========   ===========   ===========   ===========
Basic loss per share                      $      (0.03) $      (0.04) $      (0.07) $      (0.06)
                                           ===========   ===========   ===========   ===========
Weighted average number of shares
 outstanding                                14,528,063    10,952,895    12,751,383    10,764,453
                                           ===========   ===========   ===========   ===========






The accompanying notes are an integral part of these financial statements.

Emergency Filtration Products, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

                                                 For the Nine Months Ended
                                                        September 30,
                                                     2002           2001
                                                 ------------   ------------
Cash flows from operating activities:
Net loss                                        $    (845,671) $    (698,613)
Adjustments to reconcile net loss to net
 cash used by operating activities:
 Depreciation and amortization                         30,004         23,684
 Common stock issued for services                     531,440        143,149
 Expense on options granted                                 -        161,390
Changes in operating assets and liabilities:
 Accounts receivable                                  (33,493)        23,388
 Prepaid expenses                                      68,776          1,513
 Inventory                                             18,793         (1,918)
 Other assets                                             679              -
 Accounts payable and accounts payable
  - related parties                                    75,790        168,929
 Accrued expenses                                          (9)         2,156
                                                 ------------   ------------
   Net cash used by operating activities             (153,691)      (176,322)
                                                 ------------   ------------
Cash flows from investing activities:
 Acquisition of property and equipment                 (2,290)       (12,214)
 Patent costs                                         (22,907)        (2,263)
                                                 ------------   ------------
   Net cash used by investing activities              (25,197)       (14,477)
                                                 ------------   ------------
Cash flows from financing activities:
 Proceeds from issuance of stock                            -        214,022
 Advances from shareholders                           216,900              -
 Payment on notes and leases payable                  (20,412)       (17,988)
                                                 ------------   ------------
   Net cash provided by financing activities          196,488        196,034
                                                 ------------   ------------
Net increase (decrease) in cash and
 cash equivalents                                      17,600          5,235
Cash at beginning of period                                 -          6,985
                                                 ------------   ------------
Cash at end of period                           $      17,600  $      12,220
                                                 ============   ============
Supplemental cash flow information:

Cash paid for:
 Interest                                       $       2,224  $       8,250
                                                 ============   ============
Non-cash financing activities:
 Common stock issued for services and
  in lieu of debt                               $   1,162,255  $     394,343
                                                 ============   ============

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
September 30, 2002 and December 31, 2001

NOTE 1 -BASIS OF PRESENTATION

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

The results of operations for the three months and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -RECENT ACCOUNTING PRONOUNCEMENTS

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
September 30, 2002 and December 31, 2001

NOTE 2 -RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2002, the Financial Accounting Standards Board issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44, and 64 and Amendment of FASB Statement No. 13." SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. Adoption of SFAS 145 had no impact on the Company's financial condition or cash flows.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities for Certain Employee Termination Benefits." The provisions of SFAS 146 became effective for exit or disposal activities commenced subsequent to December 31, 2002.

The adoption of SFAS 141, SFAS 142, SFAS 144, and SFAS 145 had no impact on the Company's financial position, results of operations or cash flows. We do not expect the impact of SFAS 143 and SFAS 146 to be material to our financial position, results of operations or cash flows.

NOTE 3 -LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months and nine months ended September 30, 2002 and 2001:
                                                For the Three Months Ended
                                                      September 30,
                                                    2002         2001
                                                -----------   -----------
Net loss available to
 common shareholders                           $   (501,782) $   (440,126)
                                                ===========   ===========

Weighted average shares                          14,528,063    10,952,895
 Effect of dilutive securities                            -             -
                                                -----------   -----------
                                                 14,528,063    10,952,895
                                                ===========   ===========

Basic loss per share (based on weighted
 average shares)                               $      (0.03) $      (0.04)
                                                ===========   ===========

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
September 30, 2002 and December 31, 2001

NOTE 3 -LOSS PER SHARE (Continued)

                                                For the Nine Months Ended
                                                       September 30,
                                                    2002         2001
                                                -----------   -----------
Net loss available to
 common shareholders                           $   (845,671) $   (698,613)
                                                ===========   ===========

Weighted average shares                          12,751,383    10,764,453
 Effect of dilutive securities                            -             -
                                                -----------   -----------
                                                 12,751,383    10,764,453
                                                ===========   ===========

Basic loss per share (based on weighted
 average shares)                               $      (0.07) $      (0.06)
                                                ===========   ===========

Weighted average shares issuable upon the exercise of stock options, which were not included in the above calculations, were approximately 4.1 million and 6.8 million in the three month and nine month periods ended September 30, 2002 and 2001, respectively, because they were antidilutive.

NOTE 4 -GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $7,181,330 at September 30, 2002, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. Management can offer no assurance with respect to its ability to create additional revenues or obtain additional equity financing.

NOTE 5 -STOCK TRANSACTIONS

On March 20, 2002, the Company issued 321,000 shares of common stock valued at $0.40 per share for legal and other services rendered valued at $55,500 and in payment of related parties accounts payable totaling $72,900. The related parties accounts payable consisted primarily of accrued consulting fees.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
September 30, 2002 and December 31, 2001

NOTE 5 -STOCK TRANSACTIONS (Continued)

On August 15, 2002, the Company issued the following shares of outstanding common stock:

 - 714,500 shares of common stock were issued to the Company's President valued at $0.20 per share in payment of $142,900 in advances made to the Company.

 - 1,106,593 shares of common stock were issued to the Company's President valued at $0.20 per share in payment of accrued salaries and royalties due totaling $221,319.

 - 958,398 shares of common stock were issued to an officer of the Company valued at $0.20 per share in payment of accrued salaries totaling $191,680.

 - 331,584 shares of common stock were issued to an employee of the Company valued at $0.20 per share in payment of accrued salaries totaling $66,317.

 - 60,000 shares of common stock were issued to a related party valued at $0.50 per share (based upon an originally agreed upon price) in lieu of outstanding debt totaling $30,000.

 - 713,200 shares of common stock were issued to various consultants pursuant to an S-8 Registration Statement valued at $0.20 per share for services rendered totaling $142,640.

 - 525,000 shares of common stock were issued valued at $0.20 per share in payment of directors fees totaling $105,000.

 - 570,000 shares of common stock were issued to certain employees and other outside individuals valued at $0.20 per share for services rendered valued at $114,000.

 - 100,000 shares of common stock were issued to certain directors and officers of the Company for the cancellation of 3,200,000 common stock options outstanding.

NOTE 6 -INVENTORY

Inventory consists of raw materials of $61,169 and $79,051 at September 30, 2002 and December 31, 2001, respectively, and finished goods of $0 and $911 at September 30, 2002 and December 31, 2001, respectively. Raw materials consist primarily of purchased component parts used in the assembly of the Company's products.

NOTE 7 -COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.

                                ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

General
-------
Since the Company's inception, the Company has been involved in the development of its technology. During this time revenues have not been adequate to cover operating expenses. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity placements. As of the quarter ended September 30, 2002, the Company had offset its accumulated deficit in this manner. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the real sense, this value is not quantified as such on the Company's Balance Sheet.

It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. Management can offer no assurance with respect to its ability to create additional revenues or obtain additional equity financing.

Results of Operations
---------------------
Three and Nine Months Ended September 30, 2002 compared with 2001
-----------------------------------------------------------------
Revenues: During the three months and nine months ended September 30, 2002, the Company reported revenues of $118,912 and $240,877, respectively, compared to $35,231 and $457,083, respectively, for the three months and nine months ended September 30, 2001. Revenues for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 increased by approximately 238% because of an increase in Superstat (a modified collagen hemostat) orders from the Defense Supply Center during the quarter. Revenues for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 decreased by approximately 47% due to the decline in government orders overall. The beginning of 2001 showed a significant amount of orders from the government that have since decreased overall, although orders have begun to increase recently. Revenues have been generated in part from the sale of the emergency CPR assistance device and the Company is now focusing on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures. Additionally, the Company fulfilled orders for Superstat, for which the Company has exclusive distribution rights to the U.S. government and military. The Company recently secured exclusive distribution rights to foreign governments and militaries for Superstat.

Cost of Sales: During the three months and nine months ended September 30, 2002, the Company reported cost of sales of $79,933 and $157,359, respectively, compared to $44,940 and $293,681, respectively, for the three months and nine months ended September 30, 2001. Cost of sales for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 increased by approximately 78% in relation to the increase in revenues. Cost of sales for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 decreased by approximately 46% which is consistent with the decrease in revenues for the same period. Costs as a percentage of sales were 67% and 128% for the three months ended September 30, 2002 and 2001, respectively, and 65% and 64% for the nine months ended September 30, 2002 and 2001, respectively. Costs as a percentage of sales were excessively high for the three months ended September 30, 2001 due to a one time charge to inventory for the quarter. The Company expects costs as a percentage of sales to be approximately 62%-67% in the future unless significant changes in the cost of materials occur.

Operating Expenses: General and administrative expenditures in the third quarter of 2002 as compared to the third quarter of 2001, increased to $506,836 from $224,454, representing an increase of approximately 126%. This substantial increase from 2001 to 2002 was primarily due to various common stock issuances to outside consultants for services rendered during the period. The Company does not expect to incur additional significant consulting expenses through the issuance of common stock in the near future. General and administrative expenditures for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 increased to $872,473 from $619,536, representing an increase of approximately 41%. This increase is the result of the common stock issuances for services rendered as described above.

Research and development: Research and development costs decreased from $36,808 to $3,788 during the quarters ended September 30, 2001 and 2002, respectively, and from $49,155 to $4,488 during the nine month periods ended September 30, 2001 and 2002, respectively, due to the Company's focus on marketing efforts related to the current products. The Company expects research and development costs to increase in the future as the Company has plans to pursue the development of additional products once additional financing is secured.

Liquidity and Capital Resources
-------------------------------
The Company currently is unable to generate sufficient cash from operations to sustain its business efforts as well as to accommodate its growth plans.
Until it is able to generate sufficient cash flow, the Company will seek capital funding from outside resources.

During the nine months ended September 30, 2002, the Company issued 321,000 shares of common stock, valued at $0.40 per share, for legal and other services rendered totaling $55,500 and in payment of related parties accounts payable totaling $72,900. The related parties accounts payable consisted primarily of accrued consulting fees.

Also during the nine months ended September 30, 2002, the Company issued an additional 5,019,275 shares of common stock valued at $0.20 per share, for legal and consulting services rendered, unpaid directors fees, payment to officers of the Company for advances, unpaid wages and royalties due, in lieu of outstanding debt owed to other outside individuals and to cancel various common stock options outstanding. 713,200 of the shares issued were issued pursuant to an S-8 Registration Statement to various consultants. 60,000 shares of common stock valued at $0.50 per share were issued to a related party in lieu of outstanding debt totaling $30,000 during the nine months ended September 30, 2002.

At September 30, 2002, we had a working capital deficit of $289,441. We had current assets of $121,144 consisting of cash and cash equivalents of $17,600, inventory of $61,169 and accounts receivable of $42,375. The Company's remaining assets consist of property and equipment (net) totaling $46,598, patents, net of accumulated amortization, totaling $160,036 and deposits of $3,462.

Our current liabilities consist mainly of operating accounts payable totaling $107,653, as well as advances from related parties and accrued wages to various officers and employees totaling $272,317. Accrued expenses totaled $30,615 at September 30, 2002.

Net cash used in operations was $153,691 and $176,322 for the nine month periods ended September 30, 2002 and 2001, respectively. Cash used by our operating activities for the nine months ended September 30, 2002 was funded primarily by cash advances from shareholders. Cash used by our operating activities for the nine months ended September 30, 2001 was funded primarily by cash received from the sale of our stock.

The Company has also incurred an accumulated deficit of $7,181,330 as of September 30, 2002 resulting from the continued losses since inception. The report of our auditor for our most recent fiscal year ended December 31, 2001 contains a going concern modification as to our ability to continue operating. During our current fiscal year 2002, we expect that we will be able to continue measures that will (i) reduce unnecessary cash outflows, (ii) increase revenues through our improved marketing effort; and (iii) raise needed working capital through the issuance of our stock for services and cash, or other equity or debt financing.

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

The Company's current product line includes:

 - RespAide(TM) CPR Isolation Mask. The company has received Food and Drug Administration ("FDA") approval for its RespAide(TM) CPR isolation mask incorporating the 2H Technology filter, and has established manufacturing and distribution of complete units and replacement filters. In tests by Nelson Laboratories, RespAide(TM) was found to be greater than 99.9% effective
against bacterial and viral transmission   the highest rating testing labs
will issue for medical devices, and believed by management of the Company to be superior to any competing product on the market.

 - Disposable Filters for BVMs. The same filter used in the RespAide(TM) product is ideal for preventing contamination of "bag valve masks" which are single-use ventilators. The disposable filter keeps the equipment contaminant-free, thereby allowing a BVM to be safely reused with a new filter a considerable economic benefit due to the lower replacement and disposal costs of the filter versus discarding the entire BVM unit. The Company has received FDA approval.

 - Breathing Circuit Filters. To extend its market reach from emergency response sites to the vast number of respiratory procedures conducted within medical facilities, the Company has introduced two new configurations of its 2H Technology, a one-way and a two-way breathing circuit filter for applications where ambient air flow must pass evenly in both directions while still protecting equipment and hoses. This is suitable for use in anesthesia and general respiratory procedures. The Company has received FDA approval.

In addition, the Company has designed another configuration of the technology for the Bag/Valve/Mask (BVM) market that incorporates 2H Technology, a self-contained nebulizer and a bag with built-in CO(2) monitoring capabilities. Patents have been granted for this product and the Company has executed an agreement whereby it acquired the rights for commercial exploitation of the patents. Prototype development and testing are near completion and the Company will apply for FDA approval.

Another configuration of the Company's 2H Technology is a personal environmental mask designed to address concerns of biological contamination in a workplace or other environment. The mask possesses a disposable filter cartridge containing 2H Technology and an enhanced matrix of charged nanoparticles designed to protect the user from possible inhalation of biological contaminants. Prototype development and testing are near completion.

The Company currently holds military national stocking numbers for the RespAide CPR isolation mask and replacement filters and for Superstat. These stocking numbers make the products acceptable for inventory in all four branches of the military and the U.S. Coast Guard. The Company received and fulfilled orders from the U.S. Navy and the Defense Supply Center Philadelphia for the products during 2001 and the first nine months of 2002.

To reach the market, the Company has entered into contractual arrangements with a number of U.S. and international medical product distributors. Additionally, the Company is actively pursuing more distribution agreements with other companies that have market penetration.

The Company intends to firmly establish its reputation for supplying the best medical air filters available, and then begin aggressively commercializing the technology in the enormous HVAC category. The Company estimates that the addition of HVAC applications will increase the total addressable market for dual-filtered vapor isolation valve technology.

Competition
-----------
The medical device industry is a highly competitive sector of the health care industry and there are a large number of established and well-financed entities with significantly greater financial resources, technical expertise and in depth managerial capabilities than the Company. Although the Company has achieved patent protection for the RespAide, there is no assurance that other entities may not compete in or enter the medical and commercial market in competition with the Company.

Impact of Inflation
-------------------
At this time, we do not anticipate that inflation will have a material impact on our current or future operations.

                              ITEM 3.
                       CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on September 25, 2002.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                              PART II
                         OTHER INFORMATION
                     ITEM 1 - LEGAL PROCEEDINGS

There are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.

                 ITEM 2 - CHANGES IN SECURITIES

The Company issued the following shares of common stock during the three months ended September 30, 2002:

  714,500 shares of common stock were issued to Doug Beplate, the Company's President, valued at $0.20 per share in payment of $142,900 in advances made to the Company.

  1,106,593 shares of common stock were issued to Doug Beplate, the Company's President, valued at $0.20 per share in payment of accrued salaries and royalties due totaling $221,319.

  958,398 shares of common stock were issued to Peter Clark, an officer of the Company, valued at $0.20 per share in payment of accrued salaries totaling $191,680.

  331,584 shares of common stock were issued to an employee of the Company valued at $0.20 per share in payment of accrued salaries totaling $66,317.

  60,000 shares of common stock were issued to a consultant valued at $0.50 per share (based upon an originally agreed upon price) in lieu of outstanding debt totaling $30,000.

  713,200 shares of common stock were issued to various consultants pursuant to an S-8 Registration Statement valued at $0.20 per share for services rendered totaling $142,640.

  525,000 shares of common stock were issued valued at $0.20 per share in payment of directors fees totaling $105,000.

  570,000 shares of common stock were issued to certain employees and other outside individuals valued at $0.20 per share for services rendered valued at $114,000.

  100,000 shares of common stock were issued to certain directors and officers of the Company for the cancellation of 3,200,000 common stock options outstanding.

The shares issued in the foregoing transactions (other than the shares issued pursuant to the S-8 Registration Statement) were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.


           ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
  None.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

                      ITEM 5 - OTHER INFORMATION

The board held four separate board meetings during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent. During those meetings, the board agreed to the following:

  The appointment of Mr. Frank Corsini to the Board of Directors;

  Mr. Peter Clark was removed from the Board but will continue to participate in the business of the Board to act as a voting alternate when there is an absence;

  Mr. Sherman Lazrus was appointed as Chairman of the Board;

  The establishment of an Audit Committee with Mr. Raymond Yuan, Mr. Thomas Glenndahl and Mr. Frank Corsini as the members;

  The establishment of an Executive Committee with Mr. Sherman Lazrus, Mr. Thomas Glenndahl and Mr. Doug Beplate as the members.

Now that an audit committee has been established, the tasks of the audit committee will include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and (iii) received from the auditors disclosures regarding the auditors' Independents Standards Board Standard No. 1, as may be modified or supplemented.

On November 13, 2002, the Company announced that Steve Hanni joined the company as chief financial officer. Mr. Hanni brings with him more than eight years public accounting and management consulting experience. His appointment reflects management's commitment to the implementation of the Company's ongoing strategic plan to strengthen its management team.

                ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 99.1 - Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   Exhibit 99.2 - Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. The following reports on Form 8-K were filed in the quarter ended September 30, 2002:

(1) Current Report on Form 8-K filed July 30, 2002 reporting the appointment of Frank Corsini to the Board of Directors, and the Company's new office location at 175 Cassia Way, Suite A115, Henderson, NV, 89014.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2002              Emergency Filtration Products, Inc.
                                      (Registrant)

                                      By: /s/Douglas K. Beplate
                                      Douglas K. Beplate
                                      President


                                      By: /s/Steve M. Hanni
                                      Steve M. Hanni
                                      Chief Financial Officer

CERTIFICATIONS

I, Douglas K. Beplate, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Emergency Filtration Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002            /S/Douglas K. Beplate
                                 Principal Executive Officer

CERTIFICATIONS

I, Steve M. Hanni, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Emergency Filtration Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002            /S/Steve M. Hanni
                                 Principal Accounting Officer