Form 10KSB
period 2002-12-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2003-03-31
CIK 1088213

               U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549

                              FORM 10-KSB

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2002

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period Form ________ to_________

                       Commission File No. 000-27421

                   EMERGENCY FILTRATION PRODUCTS, INC.
-----------------------------------------------------------------------
    (Exact Name of Small Business Issuer as Specified in its Charter)

           NEVADA                                     87-0561647
-------------------------------                    ----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

175 Cassia Way, Suite A115, Henderson, Nevada          89014
---------------------------------------------       -------------
(Address of principal executive offices)             (Zip code)

Issuer's telephone number, including area code: (702) 558-5164
                                                --------------

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share
----------------------------------------
            (Title of class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    [X]

As of March 21, 2003, there were 18,103,700 shares of the Registrant's Common Stock, $.001 par value, outstanding.

State the Registrant's revenues for the December 31, 2002 fiscal year:
$260,215.

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $3,213,232, based on the average bid and ask price of the Registrant's stock on March 21, 2003 of $0.24 per share and 13,388,465 shares held by non-affiliates. The Registrant's common stock is traded on the NASDAQ OTCBB under the symbol "EMFP".


                    DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

NONE

TABLE OF CONTENTS

                                                                 Page
                                                                 ----

Item 1.   Description of Business............................      4

Item 2.   Description of Property............................      6

Item 3.   Legal Proceedings..................................      6

Item 4.   Submission of Matter to Vote of
          Security Holders...................................      6

Item 5.   Market for Common Registrant Equity
          and Related Stockholder Matters.....................     6

Item 6.   Management's Discussion and Analysis
          or Plan of Operation................................     8

Item 7.   Financial Statements................................    11

Item 8.   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure..........................................    11

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act...................    12

Item 10.  Executive Compensation..............................    14

Item 11.  Security Ownership of Certain
          Beneficial Owners and Management....................    15

Item 12.  Certain Relationships and
          Related Transactions................................    15

Item 13.  Exhibits and Reports on Form 8-K....................    17

Item 14.  Controls and Procedures ............................    17

Signatures....................................................    18

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

General

Emergency Filtration Products, Inc. (the "Company") was organized under the laws of the State of Nevada on November 1, 1991, under the name "Lead Creek Unlimited". Until February 9, 1996, the Company conducted no business. The Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment changing its name to "Emergency Filtration Products, Inc." on March 8, 1996.

On February 9, 1996, the Company entered into an Agreement with Douglas K. Beplate whereby Mr. Beplate granted to the Company all rights, including patent rights, to the commercial exploitation of RespAide(TM) . In consideration of the assignment of these rights, the Company agreed (i) to pay Mr. Beplate a royalty of 5% of the Company's and any licensee's sales of the RespAide(TM) and any components thereof, payable quarterly; (ii) to compensate Douglas K. Beplate for consulting services at market value, for which Douglas
K. Beplate was to invoice the company monthly; and (iii) to deliver to Douglas
K. Beplate 19% of the issued and outstanding common stock of the Company as of the date of the Agreement. On June 18, 1996, Douglas K. Beplate also executed an Assignment of Invention assigning to the Company all rights to exploit the RespAide(TM) technology.

The Company's management is now completing transformation from a technology driven research and development business to a marketing driven proprietary products company. Product development efforts remain an important priority, but are now balanced by an increasing focus on elements of production and sales.

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

In addition, the Company has designed another configuration of the technology for the BVM market that incorporates 2H Technology, a self-contained nebulizer and a bag with built-in CO(2) monitoring capabilities. Patents have been granted for this product and the Company has executed an agreement whereby it acquired the rights for commercial exploitation of the patents. Prototype development and testing are near completion and the Company will apply for FDA approval.

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

The Company currently holds military national stocking numbers for the RespAide CPR isolation mask and replacement filters and for Superstat, a hemostatic collagen. These stocking numbers make the products acceptable for inventory in all four branches of the military and the U.S. Coast Guard. The Company received and fulfilled orders from the U.S. Navy and the Defense Supply Center Philadelphia for the products during 2002 and 2001.

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

Competition
-----------
The medical device industry is a highly competitive sector of the health care industry and there are a large number of established and well-financed entities with significantly greater financial resources, technical expertise and in depth managerial capabilities than the Company. Competitors include two major manufacturers of CPR devices, Laerdal and MDI (both internationally based companies), and two major manufacturers of hemostatic collagens, Johnson & Johnson and MedChem Products, Inc. Although the Company has achieved patent protection for the RespAide, there is no assurance that other entities may not compete in or enter the medical and commercial market in competition with the Company.

Impact of Inflation
-------------------
At this time, we do not anticipate that inflation will have a material impact on our current or future operations.

Personnel
---------
The Company has 2 full time and 2 part time employees. The Company has oral agreements with Douglas K. Beplate, President, and Peter Clark,
Secretary/Treasurer, calling for salary payments of $96,000 per year, and $72,000 per year, respectively. The above salaries have been paid through

September 30, 2002 through the issuance of common stock. The remaining amounts are being accrued, and may be paid through the issuance of additional stock or in cash if the Company has funds to pay the accrued amounts. All other employees are hourly and at-will.

The Company also retains the services of one full time consultant pursuant to an oral consulting arrangement at an estimated annual cost of $72,000.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company presently occupies office and warehouse space located at 175 Cassia Way, Suite A115, Henderson, Nevada 89014 under a three year lease agreement. The property consists of approximately 2,484 square feet of offices and 1,404 square feet of warehouse space. The Lease Agreement began June 1, 2002 and terminates May 31, 2005. Rent in Year 1 is $2,115, includes NNN charges (tax, maintenance, garbage, etc), increasing to $3,798 in Year 2 and $3,959 in Year 3. The Company believes this space will be adequate for its needs through the term of the lease.


ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters submitted to a vote of our securities holders during the quarter ended December 31, 2002. It is our intention to schedule a shareholders' meeting to transact any corporate business during the second quarter or third quarter of 2003.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 21, 2003, the Company had 189 shareholders of record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

The Company's common stock is traded on the NASD'S OTC Bulletin Board (the "OTCBB") under the symbol "EMFP". The following table sets forth, for the respective periods indicated, the prices of our Common Stock in the over the counter market as reported by on the OTCBB for the periods for which this report is being filed. Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions.

                                                   Bid Quotation
                                                   -------------
Fiscal Year 2002                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/02                    $ 0.41                $ 0.23
Quarter ended 9/30/02                     $ 0.43                $ 0.19
Quarter ended 6/30/02                     $ 0.44                $ 0.27
Quarter ended 3/31/02                     $ 0.55                $ 0.30

Fiscal Year 2001                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/01                    $ 0.78                $ 0.31
Quarter ended 9/30/01                     $ 0.56                $ 0.35
Quarter ended 6/30/01                     $ 0.74                $ 0.35
Quarter ended 3/31/01                     $ 0.82                $ 0.30

Fiscal Year 2000                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/30/00                    $ 0.75                $ 0.31
Quarter ended 9/30/00                     $ 1.13                $ 0.69
Quarter ended 6/30/00                     $ 1.75                $ 0.90
Quarter ended 3/31/00                     $ 1.63                $ 0.60

Trading of our common stock has been limited or sporadic.

During the quarter ended December 31, 2002, the Company issued 300,000 shares of common stock to Sherman Lazrus, CEO, for services rendered valued at $0.37 per share or $111,000, and 100,000 shares of common stock to Raymond L. Yuan, director, for services rendered valued at $0.28 per share or $28,000. The shares issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock", for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less that $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must
(i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transactions. Disclosure also has to be made about the risks of investing in penny stocks in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

General
-----------
Since the Company's inception, the Company has been involved in the development of its technology. During this time, revenues have not been adequate to cover operating expenses. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity placements. As of the end of fiscal 2002, the Company had offset its accumulated deficit in this manner. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered vapor isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the real sense, this value is not quantified as such on the Company's Balance Sheet.

It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. Subsequent to December 31, 2002, management has obtained additional equity financing through the issuance of common stock, however, management can offer no assurance with respect to its ability to create additional revenues or obtain additional equity financing. See SUBSEQUENT EVENTS below.

Results of Operations
---------------------
Year ended December 31, 2002 compared to year ended December 31, 2001
---------------------------------------------------------------------
Revenues: During 2002, the Company reported revenues of $260,215. This is a decrease of approximately 44% over revenues of $461,216 for the year ended December 31, 2001. This decrease is primarily due to the decline in government orders overall. The beginning of 2001 showed a significant amount of orders from the government that have since decreased overall, although orders have begun to increase recently. Revenues have been generated in part from the sale of the emergency CPR assistance device and the Company is now focusing on a marketing_driven sales effort in order to increase revenues that will ultimately cover total expenditures. Additionally, the Company fulfilled orders for Superstat, for which the Company has exclusive distribution rights to the U.S. government and military. The Company recently secured exclusive distribution rights to foreign governments and militaries for Superstat.

Cost of Sales: During 2002, the Company reported cost of sales of $167,760 compared to $301,935 during 2001. This represents a decrease of approximately 44% which is consistent with the decrease in revenues for the same period. Costs as a percentage of sales were 64% and 65% for the years ended December 31, 2002 and 2001, respectively. The Company expects costs as a percentage of sales to be approximately 62% to 67% in the future unless significant changes in the cost of materials occur.

Operating Expenses: General and administrative expenditures for the year ended December 31, 2002 as compared to the year ended December 31, 2001 decreased to $1,188,233 from $1,218,135, representing a slight decrease of approximately 2%. During 2001, additional expense of $311,607 was recorded from the granting of common stock options. No options were granted during 2002 so no additional expense for options was recorded in 2002. However, during the year ended December 31, 2002, the Company issued common stock for services rendered to various outside consultants totaling $670,441 while during the year ended December 31, 2001, the Company issued common stock for services rendered totaling only $314,322. The Company does not expect to incur additional significant consulting expenses through the issuance of common stock in the near future.

During the year ended December 31, 2001, the Company recorded expenses associated with the granting of options of $311,607. Included in that amount was an expense of $161,390 for an option provided in an agreement the Company entered into with Pacific Investors, Ltd., an unrelated investment firm, for financial advising and placement agent services. On October 24, 2001, the Company executed a separate agreement in which the parties agreed to vacate the original agreement. In the terms of the new agreement, the option was canceled and the Company agreed to issue to Pacific Investors, Ltd. 60,000 shares of the common stock of the Company as the remaining compensation due for consulting services. The remaining amount of $150,217 recorded in 2001 was additional expense as a result of options granted in 2000.

Research and development: Research and development costs decreased from $15,797 to $12,206 during the years ended December 31, 2001 and 2002, respectively. The Company expects research and development costs to increase slightly in 2003 to an estimated $15,000 to $20,000 as the Company has plans to pursue some development of additional products.

Depreciation and amortization expense: Depreciation and amortization expense increased from $31,450 to $36,810 during the fiscal year ended December 31, 2001 and 2002, respectively.

Other Expense: Interest expense decreased from $8,250 to $2,540 during the years ended December 31, 2001 and 2002, respectively. The Company's interest expense is primarily due to the Company's financing of its liability insurance.

Net loss. The Company had a net loss of $1,147,334 in 2002 or $0.08 per share based on a weighted average of 13,920,976 common shares outstanding, compared to a net loss of $1,122,974 in 2001 or $0.10 per share based on a weighted average of 10,748,364 common shares outstanding.

Liquidity and Capital Resources
-------------------------------
The Company currently is unable to generate sufficient cash from operations to sustain its business efforts as well as to accommodate its growth plans.
Until it is able to generate sufficient cash flow, the Company will seek capital funding through some combination of equity and debt financing.

During the year ended December 31, 2002, the Company issued 321,000 shares of common stock, valued at $0.40 per share, for legal and other services rendered totaling $55,500 and in payment of related parties accounts payable totaling $72,900. The related parties accounts payable consisted primarily of accrued consulting fees.

Also during the year ended December 31, 2002, the Company issued an additional 5,019,275 shares of common stock valued at $0.20 per share, for legal and consulting services rendered, unpaid directors fees, payment to officers of the Company for advances, unpaid wages and royalties due, in lieu of outstanding debt owed to other outside individuals and to cancel various common stock options outstanding. 713,200 of the shares issued were issued pursuant to an S-8 Registration Statement to various consultants. 60,000 shares of common stock valued at $0.50 per share were issued to a related party in lieu of outstanding debt totaling $30,000 during the year ended December 31, 2002. An additional 400,000 shares were issued during the year ended December 31, 2002 to related parties valued at $0.37 and $0.28 per share, respectively, for services rendered totaling $111,000 and $28,000 respectively.

At December 31, 2002, the Company had a working capital deficit of $446,082. The Company had current assets of $146,325 consisting of cash and cash equivalents of $21,424, inventory of $59,382, prepaid expenses and other of $49,384 and accounts receivable of $16,135. The Company's remaining assets consist of property and equipment (net) totaling $42,799, patents, net of accumulated amortization, totaling $157,813 and deposits of $3,462.

Current liabilities consist mainly of operating accounts payable totaling $153,231, as well as advances from related parties and accrued wages to various officers and employees totaling $366,289. Accrued expenses totaled $30,615 and a note payable for the Company's liability insurance totaled $42,272 at December 31, 2002.

Net cash used in operations was $3,516 for the year ended December 31, 2002. Net cash used in operations was $224,942 for the year ended December 31, 2001. Cash used by operating activities for the year ended December 31, 2001 was funded primarily by the issuance of common stock for cash.

Net cash used in investing activities was $5,981 and $14,477 for the years ended December 31, 2002 and 2001, respectively, due to the acquisition of additional property and equipment needed for operations and additional expenditures related to the Company's patents.

In 2002, cash from financing activities totaled $30,921 consisting of $56,500 in net advances from shareholders and other related parties, of which $25,579 was used as payments on the outstanding note payable. In 2001, cash from financing activities totaled $232,434, primarily from the issuance of common stock for cash totaling $214,022, advances from shareholders totaling $36,400 and payments on the note payable totaling $17,988.

The Company has also incurred an accumulated deficit of $7,482,993 as of December 31, 2002 resulting from the continued losses since inception. The report of our auditor for our most recent fiscal year ended December 31, 2002 contains a going concern modification as to our ability to continue operating. During the current fiscal year 2002, the Company expects that it will be able to continue measures that will (i) reduce unnecessary cash outflows, (ii) increase revenues through our improved marketing effort; and (iii) raise needed working capital through the issuance of our stock for services and cash, or other equity or debt financing.

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

SUBSEQUENT EVENTS
-----------------
Subsequent to December 31, 2002, the Company issued an additional 636,000 shares of common stock valued at $0.22 per share pursuant to an S-8 Registration Statement to various outside consultants and attorneys for services rendered totaling $139,920. In addition, in March 2003, the Company entered into an Equity Placement Agreement with an unrelated firm to raise approximately $500,000 through the issuance of common stock at $0.18 per share. Each investor is also to receive one three-year, non-callable warrant for the purchase of an additional share of common stock exercisable at $0.25 per share for each dollar invested. Through the date of this report, the Company had received approximately $365,000 of the total proceeds. Pursuant to the Equity Placement Agreement, the Company is required to file a registration statement registering the shares and warrants sold with the Securities and Exchange Commission within thirty days of the receipt of minimum proceeds of $300,000, an event which occurred March 26, 2003.


ITEM 7.  FINANCIAL STATEMENTS

Our financial statements for the reporting period are set forth immediately following the signature page to this form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

PART III.
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name                    Age         Position                    Held Since
----                    ---         --------                    ----------
Douglas K. Beplate      48          President, Director         July 2000

Peter Clark             51          Secretary, Treasurer        June 1997

Steve M. Hanni          35          Chief Financial Officer     November 2002

Frank Corsini           55          Director                    July 2002

Thomas Glenndahl        56          Director                    May 2002

Dr. Raymond C.L. Yuan   59          Director                    December 1997

Sherman Lazrus          69          Interim CEO, Chairman,      June 2001
                                    Director                    December 1998

The principal occupation and business experience for each of the present directors and executive officers of the Company are as follows:

Douglas K. Beplate, President, signed an agreement with the Company in 1996 whereby he provided consulting services and was subsequently appointed to his present position and elected to the Board of Directors in July, 2000. Mr. Beplate is the co-founder of Emergency Filtration Products, Inc. He is also an officer of the Company whose responsibilities include product design, research and development, patent work and production. Prior to his position with Emergency Filtration Products, he was a consultant to various medical products firms where he was involved in research and development, and product design. Mr. Beplate is also an experienced entrepreneur and business manager. He was Founder of Kinder tot, Inc. He has directed and managed all aspects of a $10 million budget for a $100 million sporting goods company including advertising, merchandising, promotions, markdowns, vendor relations and inventory control of 50 stores in six states.

Mr. Clark joined the Company in 1995, and was subsequently appointed Secretary/Treasurer and elected to the Board of Directors in 1997. He resigned from the board in 2002. Mr. Clark has more than 17 years experience in product development, sales and marketing. He began his career in 1981 as a buyer for Udisco, d.b.a. Sunset Sports Center of Salt Lake City, UT, and remained in that position until 1986. In 1986, Mr. Clark became Merchandise Coordinator, Western Region for Herman's Sporting Goods, Inc. of Carteret, NJ and was subsequently promoted to Merchandise Director in 1989. He held this position until joining Emergency Filtration. Mr. Clark graduated from Colorado State University in 1975 with a Bachelor of Science degree in Exercise and Sports Science.

Steve M. Hanni, Chief Financial Officer, was appointed as the CFO during 2002. He has worked extensively with the Company over the past five years as an outside auditor or financial consultant. He is currently a partner in the accounting firm of Stayner, Bates & Jensen, PC in Salt Lake City, Utah. He was formerly an audit partner with HJ & Associates, LLC from 1997 to 2001 where he served as the Company's outside auditor. He received his BA from Weber State University in 1993 and an MA in Accounting from Weber State University in 1994. He has worked extensively with small public companies in numerous industries.

Frank Corsini, Director, was appointed as a director in July 2002. He has acquired extensive international business and finance experience and is currently an executive with ION Capital Partners Bear Stearns, specializing in private banking and asset management. Prior to Bear Stearns, he has held positions as CEO of NXT Strategies, CEO of Conversient Technologies, co-founder of Zowi Corproation, founder of Intelligent Choice Refreshment Company, President and COO of Vitafont International Corporation and founder and CEO of Californa Healthcare Technologies. In addition to private sector experience, Mr. Corsini has also served as Assistant to the Director, Office of Business, Research and Analysis of the US Department of Commerce, and also as a member of the White House Staff.

Thomas Glenndahl, Director, was appointed as a director in May 2002. He was born in Sweden and educated in the United States and Europe. He graduated with an MBA in international marketing. His professional experience includes:
Commercial Attache with the Swedish Chamber of Commerce in Paris, France; Investment Banker with Barkley Securities, London and England, and; Founder of the ASPECT International Language Schools in San Francisco, CA which was sold to Sylvan Learning Systems in 1998. Presently, Mr. Glenndahl is a professional investor. He is also a Director of Harling Properties in Sweden, Aksu Pharmaceuticals in Turkey, Transnico International Group SA and Transnico Technologies Group SA in Belgium. He is also a partner in the MVI Group in Scandinavia and Switzerland.

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

Sherman Lazrus, Director, Interim CEO, was elected to the Board in December 1998, and appointed as Interim Chief Executive Officer in June 2001. Mr. Lazrus has nearly 40 years' experience in government and private sector health care and health care finance. Mr. Lazrus presently also serves as President of American Medical Capital, a division of American Medical Enterprises, LLC located in Bethesda, Maryland, a financial services and investment banking company specializing in the healthcare industry, a position he has held since 1991.

On March 20, 2002, the Company's Board of Directors held a special meeting.
At the meeting, the resignation of J. Thomas Burns from the Board of Directors was accepted.

Also during 2002, the Company held certain board meeting and agreed to the following:

1) The establishment of an Audit Committee with Mr. Raymond Yuan, Mr. Thomas Glenndahl and Mr. Frank Corsini as the members;

2) The establishment of an Executive Committee with Mr. Sherman Lazrus, Mr. Thomas Glenndahl and Mr. Doug Beplate as the members.

Now that an audit committee has been established, the tasks of the audit committee will include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and (iii) receipt from the auditors disclosures regarding the auditors' Independence Standards Board Standard No. 1, as may be modified or supplemented.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2002, the end of our last completed fiscal year for which this report is being filed):

                                                             Long Term Compensation
                                                             ----------------------
                     Annual Compensation                       Awards           Payouts
                                             Other     Restricted
Name and                                     Annual       Stock    Options  LTIP    All other
Principal Position  Year  Salary   Bonus($) Compensation  Awards    /SARs   Payout  Compensation
------------------  ----  -------  -------  ------------  ------   -------  ------  ------------
Sherman Lazrus      2002  $     0        0       136,000       0         0       0             0
Interim CEO         2001  $     0        0        55,000       0         0       0             0
                    2000  $     0        0             0       0         0       0             0

Douglas Beplate     2002  $96,000        0        54,300       0         0       0             0
President           2001  $96,000        0             0       0         0       0             0
                    2000  $65,480        0             0       0         0       0             0

Mr. Lazrus has received compensation in the form of shares issued at $.55 per share in 2001 and an average of $.32 per share in 2002 for his services as CEO.
In 2001, Mr. Beplate received $49,900 in cash and the balance was accrued. In 2002, Mr. Beplate received $169,174 in the form of shares issued at $.20 per share representing accrued salary from
2000, 2001, and through September 30, 2002.  Additional 2002 salary of $24,000 has been accrued.
In 2002, Mr. Beplate also received 271,500 shares issued at $.20 per share representing an additional $54,300 in compensation.

Bonuses and Deferred Compensation
---------------------------------
Accrued compensation in the table above reflects salary accrued but not paid.

Compensation of Directors
-------------------------
During fiscal 2002, directors received an aggregate of 525,000 shares of stock valued at $105,000 for board service. In addition, directors are reimbursed for expenses incurred in connection with their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 21, 2003 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 18,103,700 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. Beneficial ownership numbers and calculation of % of class assume the exercise of any outstanding options and warrants and the concomitant increase in the number of outstanding shares.

Title of Class   Name and Address           Number of Shares   % of Class
--------------   ----------------           ----------------   ----------
Common           Douglas K. Beplate                1,951,711        10.78%
                 2254 Candlestick Avenue
                 Henderson, NV 89052

Common           Peter Clark                       1,473,524         8.14%
                 175 Cassia Way, Suite A115
                 Henderson, Nevada 89014

Securities Ownership of Officers and Directors
----------------------------------------------
Common           Douglas K. Beplate                1,951,711        10.78%
                 President, Director

Common           Peter Clark                       1,473,524         8.14%
                 Secretary/Treasurer

Common           Dr. Raymond C.L. Yuan               235,000         1.30%
                 Director

Common           Sherman Lazrus                      525,000         2.90%
                 CEO, Director

Common           Steve M. Hanni                      100,000         0.55%
                 Chief Financial Officer

Common           Frank Corsini                       100,000         0.55%
                 Director

Common           Thomas Glenndahl                    330,000         1.82%
                 Director

                 Total (7 persons)                 4,715,235        26.05%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following related party transaction occurred during the year ended December 31, 2002 which are required to be disclosed pursuant to Item 404 of Regulation S-B.

Advances From Officers

During the year ended December 31, 2002, the Company received advances totaling $56,500 from Doug Beplate, President, used for operating funds throughout the year. These amounts are non-interest bearing and have been accrued as related party payables at December 31, 2002.

Royalty Payments.
The Company entered into an agreement with Doug Beplate, President, during 1996 to acquire the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual filtered rotary isolation value. The Company agreed to pay a 5% royalty to Mr. Beplate on any sales related to the patented intellectual property. Royalty expense on this patent for the years ended December 31, 2002 and 2001 was $4,907 and $14,862, respectively. Mr. Beplate received 89,223 shares of common stock during 2002 in payment of accrued royalties from January 1, 2001 through September 30, 2002 totaling $17,845.

Canceled Stock Options.
The Company entered into Common Stock Option Recission Agreements during 2002 to cancel outstanding stock options for the following individuals:
- Douglas Beplate, President - 1,600,000 outstanding stock options exercisable at prices rannging from $0.49 to $0.75 per share.
- Peter Clark, Secretary/Treasurer - 1,300,000 outstanding stock options exercisable at prices ranging from $0.49 to $0.75 per share.
- Wendy Harper, Consultant - 660,000 outstanding stock options exercisable at prices ranging from $0.53 to $0.75 per share.
- Raymond Yuan, Director - 200,000 outstanding stock options exercisable at prices ranging from $0.49 to $0.75 per share.
- Sherman Lazrus, CEO - 100,000 outstanding stock options exercisable at $0.49 per share.

Stock Issuances to Related Parties.
714,500 shares of common stock were issued to Doug Beplate, President, valued at $0.20 per share in payment of $142,900 in advances made to the Company.

1,106,593 shares of common stock were issued to Doug Beplate, President, valued at $0.20 per share in payment of accrued salaries and royalties due totaling $221,319.

958,398 shares of common stock were issued to Peter Clark, Sec/Treas. valued at $0.20 per share in payment of accrued salaries totaling $191,680.

331,584 shares of common stock were issued to Wendy Harper, outside consultant, valued at $0.20 per share in payment of accrued consulting fees totaling $66,317.

525,000 shares of common stock were issued to the directors of the Company (Doug Beplate, Sherman Lazrus, Raymond Yuan, Peter Clark, Frank Corsini and Thomas Glenndahl) valued at $0.20 per share totaling $125,000.

The following shares were issued to various officers and other related individuals valued at $0.20 per share for the cancellation of 3,200,000 common stock options outstanding as mentioned above:

     - 25,000 shares issued to Sherman Lazrus, interim CEO
     - 25,000 shares issued to Raymond Yuan, Director
     - 25,000 shares issued to Peter Clark, Sec/Treas
     - 25,000 shares issued to Douglas Beplate, President

300,000 shares of common stock were issued to Sherman Lazrus, interim CEO valued at $0.37 per share in payment of services rendered totaling $111,000.

100,000 shares of common stock were issued to Raymond Yuan, Director, valued at $0.28 per share in payment of services rendered totaling $28,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                     Page
-----------------                                                     ----
Report of Independent Accountants                                       21
Balance Sheet as of December 31, 2002                                   22
Statements of Operations for the years ended December 31,
 2002 and 2001                                                          23
Statements of Stockholders' Equity (Deficit)                            24
Statements of Cash Flows for the years ended December 31,
 2002 and 2001                                                          25
Notes to the Financial Statements                                       27

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit 99.01 - CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 99.02 - CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

 (b) Reports on Form 8-K.

No reports Form 8-K were filed in the fourth quarter ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on March 24, 2003.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   EMERGENCY FILTRATION PRODUCTS, INC.


Date: March 31, 2003                By /S/Douglas K. Beplate
                                    President, Principal Executive Officer

Date: March 31, 2003                By /S/Steve M. Hanni
                                    Chief Financial Officer

Date: March 31, 2003                By /S/Douglas K. Beplate, Director

Date: March 31, 2003                By /S/Sherman Lazrus, Director

Date: March 31, 2003                By /S/Raymond C.L. Yuan, Director

Date: March 31, 2003                By /S/Thomas Glenndahl, Director

Date: March 31, 2003                By /S/Frank Corsini, Director

                          CERTIFICATIONS

I, Douglas K. Beplate, certify that:

1. I have reviewed this annual report on Form 10-KSB of Emergency Filtration Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officer and I have indicated in this annual report whether of not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003          /S/ Douglas K. Beplate
                                   President and Principal Executive Officer

                              CERTIFICATIONS

I, Steve M. Hanni, certify that:

1. I have reviewed this annual report on Form 10-KSB of Emergency Filtration Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officer and I have indicated in this annual report whether of not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003          /S/ Steve M. Hanni
                                   Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Emergency Filtration Products, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Emergency Filtrations Products, Inc. at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/PricewaterhouseCoopers LLP

Las Vegas, Nevada
March 17, 2003

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheet
As of December 31, 2002

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                     $      21,424
 Accounts receivable, net                                             16,135
 Prepaid expenses and other                                           49,384
 Inventory                                                            59,382
                                                                 -----------
   Total Current Assets                                              146,325
                                                                 -----------
PROPERTY AND EQUIPMENT
 Molds                                                               112,850
 Furniture and office equipment                                       45,292
 Accumulated depreciation                                           (115,343)
                                                                 -----------
   Total Property and Equipment                                       42,799
                                                                 -----------
OTHER ASSETS
 Deposits                                                              3,462
 Patents, net                                                        157,813
                                                                 -----------
   Total Other Assets                                                161,275
                                                                 -----------
TOTAL ASSETS                                                    $    350,399
                                                                 ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                               $    153,231
 Accounts payable - related parties                                  366,289
 Accrued expenses                                                     30,615
 Note payable                                                         42,272
                                                                 -----------
   Total Current Liabilities                                         592,407
                                                                 -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share; authorized 50,000,000
  shares; 17,467,700 shares issued and outstanding                    17,468
 Additional paid-in capital                                        7,223,517
 Accumulated deficit                                              (7,482,993)
                                                                 -----------
   Total Stockholders' Equity (Deficit)                             (242,008)
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $    350,399
                                                                 ===========



The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Years Ended December 31, 2002 and 2001

                                                    2002           2001
                                                ------------   ------------
NET SALES                                      $     260,215  $     461,216
                                                ------------   ------------
EXPENSES
 Cost of sales                                       167,760        301,935
 Depreciation and amortization                        36,810         31,450
 Bad debt expense                                          -          8,623
 Research and development                             12,206         15,797
 General and administrative                        1,188,233      1,218,135
                                                ------------   ------------
   Total Expenses                                  1,405,009      1,575,940
                                                ------------   ------------
LOSS FROM OPERATIONS                              (1,144,794)    (1,114,724)
                                                ------------   ------------
OTHER INCOME (EXPENSE)
 Interest expense                                     (2,540)        (8,250)
                                                ------------   ------------
   Total Other Income (Expense)                       (2,540)        (8,250)
                                                ------------   ------------
NET LOSS                                       $  (1,147,334) $  (1,122,974)
                                                ============   ============
BASIC LOSS PER SHARE                           $       (0.08) $       (0.10)
                                                ============   ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        13,920,976     10,748,364
                                                ============   ============










The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2002 and 2001

                                                                        Additional
                                                   Common Stock           Paid-in     Accumulated
                                               Shares       Amount        Capital       Deficit        Total
                                            -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2000                    9,567,758  $      9,568  $  4,931,054  $ (5,212,685) $   (272,063)

Common stock issued for cash, net of
 issuance costs                               1,291,202         1,291       212,731             -       214,022

Common stock issued for services at
 prices ranging from $0.43 to $0.77
 per share                                      573,465           573       313,749             -       314,322

Common stock issued in lieu of debt
 at $0.68 per share                             235,000           235       158,921             -       159,156

Additional expense recorded from the
 granting of options                                  -             -       311,607             -       311,607

Net loss for the year ended
 December 31, 2001                                    -             -             -    (1,122,974)   (1,122,974)
                                            -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2001                   11,667,425        11,667     5,928,062    (6,335,659)     (395,930)

Common stock issued in lieu of debt
 at prices ranging from $0.20 to
 $0.50 per share                              2,881,825         2,882       627,933             -       630,815

Common stock issued for services
 at prices ranging from $0.20 to
 $0.40 per share                              2,918,450         2,919       667,522             -       670,441

Net loss for the year ended
 December 31, 2002                                    -             -             -    (1,147,334)   (1,147,334)
                                            -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2002                   17,467,700  $     17,468  $  7,223,517  $ (7,482,993) $   (242,008)
                                            ===========   ===========   ===========   ===========   ===========




The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Years Ended December 31, 2002 and 2001

                                                     2002           2001
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $  (1,147,334) $  (1,122,974)
Adjustments to reconcile net loss to net cash
 (used in) operating activities:
 Depreciation and amortization                         36,810         31,450
 Bad debts                                                  -          8,623
 Common stock issued for services                     650,441        267,229
 Expense from options granted                               -        311,607
Changes in operating assets and liabilities:
 Accounts receivable                                   (7,253)        50,457
 Prepaid expenses and other                            66,830         (4,758)
 Inventory                                             20,580          4,432
 Deposits                                                 679              -
 Accounts payable and accounts payable -
  related parties                                     375,740        214,171
 Accrued expenses                                          (9)        14,821
                                                 ------------   ------------
   Net Cash (Used in) Operating Activities             (3,516)      (224,942)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                  (2,289)       (12,214)
Patent costs                                           (3,692)        (2,263)
                                                 ------------   ------------
   Net Cash (Used in) Investing Activities             (5,981)       (14,477)
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                             -        214,022
Advances from shareholders                            118,000         36,400
Repayments of advances from shareholders              (61,500)             -
Payments on notes payable                             (25,579)       (17,988)
                                                 ------------   ------------
   Net Cash Provided by Financing Activities           30,921        232,434
                                                 ------------   ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                    21,424         (6,985)

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                  -          6,985
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $      21,424  $           -
                                                 ============   ============





The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows (Continued)
For the Years Ended December 31, 2002 and 2001

                                                     2002           2001
                                                 ------------   ------------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
 Interest                                       $       2,540  $      15,114

Non-Cash Investing and Financing Activities
 Common stock issued for services               $     650,441  $     267,229

 Common stock issued for deferred costs         $           -  $      42,093

 Common stock issued for accounts payable       $      30,000  $       5,000

 Common stock issued for patent costs           $      20,000  $           -

 Note payable issued for deferred costs         $      65,845  $      20,412

 Common stock issued for accounts payable
  - related parties and accrued expenses        $     600,815  $     159,156













The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 1 -ORGANIZATION AND GOING CONCERN

Organization

Emergency Filtration Products, Inc. (the "Company") was incorporated in the State of Nevada on November 1, 1991 as Lead Creek Unlimited. In March 1996, pursuant to a Plan of Reorganization, the Company changed its name to Emergency Filtration Products, Inc.

Between November 1, 1991 and February 9, 1996, the Company had no line of business. As of the latter date, the Company entered into an agreement to acquire title to a technology in the emergency respiration equipment field. The Company is currently engaged in the development, production and sale of this equipment.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $7,482,993 at December 31, 2002, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. Management obtained additional equity financing subsequent to December 31, 2002 of approximately $365,000 through the issuance of additional shares of common stock (See Note 9). Management can offer no assurance with respect to its ability to create additional revenues or obtain additional equity financing.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

The Company does not hold collateral to secure payment of its accounts receivable resulting from sales. Management performs ongoing credit evaluations of its customers and provides allowances as deemed necessary. Accounts receivable are shown net of an allowance for doubtful accounts of $8,500 at December 31, 2002.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes

At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,448,000 that may be offset against future taxable income. These operating loss carryforwards expire in the years 2009 through 2022. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

In addition, the Company is incorporated in the State of Nevada, which has no corporate state income tax. Accordingly, no provision for state income tax expense or benefit has been recorded in these financial statements.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                                  For the Years Ended
                                                       December 31,
                                                    2002         2001
                                                -----------   -----------
Income tax benefit at statutory rate            $   435,987   $   426,730
Adjustment for common stock issued for services    (254,768)     (119,442)
Adjustment for expenses recorded from granting
  of options                                              -      (118,411)
                                                -----------   -----------
                                                    181,219       188,877
                                                -----------   -----------
Change in valuation allowance                      (181,219)     (188,877)
                                                -----------   -----------
                                                $         -   $         -
                                                ===========   ===========

Deferred tax assets (liabilities) are comprised of the following at December 31, 2002:


Operating loss carryforwards                    $1,690,000
Less: valuation allowance                       (1,690,000)
                                                ----------
Net deferred tax assets                         $        -
                                                ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Molds                                7 years
Furniture and office equipment       5 to 7 years

Depreciation expense for the years ended December 31, 2002 and 2001 was $25,397 and $20,530, respectively.

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

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Common stock equivalents, consisting of stock options, have not been included in the calculation as their effect is antidilutive for the periods presented. Basic loss per share is computed as follows:

                                                  For the Years Ended
                                                       December 31,
                                                    2002         2001
                                                -----------   -----------
Net loss                                        $(1,147,334)  $(1,122,974)
                                                ===========   ===========
Weighted average shares outstanding              13,920,976    10,748,364
                                                ===========   ===========
Loss per share, basic and dilutive              $     (0.08)  $     (0.10)
                                                ===========   ===========

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44, and 64 and Amendment of FASB Statement No. 13." SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS 145 and will not present losses on early retirements of debt as an extraordinary item.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation". The provisions of SFAS 148 became effective December 15, 2002.

The adoption of SFAS 146 and SFAS 148 had no impact on the Company's financial position, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, the Company does not have any outstanding guarantees and accordingly does not expect the adoption of FIN 45 to have any impact on its financial position, results of operations, or cash flows.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties and other suppliers to determine the extent of its variable economic interest in theses parties. The review has not resulted in a determination that it would be judged to be the primary beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Company.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising is expensed as incurred.

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable, collectibility is reasonably assured and delivery has occurred.

Equity Securities

Equity securities issued for services rendered have been accounted for at the fair value of the securities on the date of issuance.

Stock Options

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock-based Compensation, an Interpretation of APB No. 25" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18.

SFAS No. 123 requires the Company to provide proforma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes options pricing model. There were no options granted during the year ended December 31, 2002.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options (Continued)
Under the accounting provisions of SFAS No. 123, the Company's net loss for the years ended December 31, 2002 and 2001 would have changed from the reported net loss as follows:
                                            2002         2001
                                        -----------   -----------
Net loss:
As reported                             $(1,147,334)  $(1,122,974)
Less: total stock-based compensation
 expense determined under the minimum
 value method for all awards, net of
 tax related effects.                             -      (659,446)
                                        -----------   -----------
Pro forma                               $(1,147,334)  $(1,782,420)
                                        ===========   ===========
Weighted average loss per share:
As reported                             $     (0.08)  $     (0.10)
Pro forma                                     (0.08)        (0.17)

NOTE 3 -PATENT

The Company entered into an agreement to acquire the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. The Company has agreed to pay a 5% royalty on any sales related to the patented intellectual property. Royalty expense on this patent for the years ended December 31, 2002 and 2001 was $4,907 and $14,862, respectively. Additional costs related to the patent were capitalized during the years ended December 31, 2002 and 2001, which consisted of legal and filing fees incurred to maintain the patent throughout the world.

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

On June 28, 2000, the Company entered into a Contract for Assignment of the rights to a BVM Bag invention. The BVM Bag is a portable emergency safety resuscitator, subject to U.S. Patent number 6,062,217. The Company acquired the rights, title and interest in the BVM Bag for the following:

1) Issuance of 120,000 shares of restricted common stock. At December 31, 2002, only 20,000 of the 120,000 shares had been issued (valued at $1.00 per share), thus, a $100,000 liability has been recorded until the remaining 100,000 shares are issued.

2) In the event the Company is sold or merged with another entity, the seller shall receive an additional 50,000 share of restricted shares or participate as a member of the negotiating team concerning the sale or merger for the purpose of negotiating a royalty on the Patent that shall not be less than 2.5% of gross sales of the patented product.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 3 -PATENT (Continued)

Patent costs at December 31, 2002 are as follows:

Capitalized costs                           $    190,844
Accumulated amortization                         (33,031)
                                            ------------
Net patent costs                            $    157,813
                                            ============

Amortization expense for the years ended December 31, 2002 and 2001 was $11,413 and $10,920, respectively.

NOTE 4 -RELATED PARTY TRANSACTIONS

Accounts Payable - Related Parties

Accounts payable - related parties is comprised of the following at December 31, 2002:

Patent acquisition costs (Note 3)                             $    100,000

Advances from shareholders, employees, and officers and
  accrued wages and expense reimbursements due to various
  officers and employees. Amounts are non-interest bearing,
  unsecured and due on demand.                                     266,289
                                                              ------------
Total accounts payable - related parties                      $    366,289
                                                              ============



Note Payable - Related Party

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 5 -  NOTE PAYABLE

A note was signed by the Company to an insurance company for product liability insurance for a one year period from October 2002 to October 2003. The remaining amount due at December 31, 2002 was $42,272.

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.

The Company entered into a new lease agreement for its office and warehouse facilities on June 1, 2002 and is effective through May 31, 2005. Future minimum lease payment under this operating lease are as follows:

Years Ending December 31,
------------------------
        2003                        $    37,161
        2004                             46,703
        2005                             19,795
                                    -----------
             Total                  $   103,659
                                    ===========

Rent expense was $42,782 and $65,127 for the years ended December 31, 2002 and 2001, respectively.

NOTE 7 -  STOCK OPTIONS

A summary of the status of the Company's stock options as of December 31, 2002 and 2001, and changes during the years then ending, are presented below:

                                                    Weighted   Weighted Avg
                                                     Average     Grant Date
                                      Options      Exer. Price   Fair Value
                                     -----------   -----------   -----------
Outstanding, December 31, 2000         7,750,000   $      0.89   $         -
Granted                                1,948,424          0.44          0.26
Expired/Canceled                      (2,793,424)         0.66             -
                                     -----------   -----------   -----------

Outstanding, December 31, 2001         6,905,000          0.83             -
Expired/Canceled                      (4,660,000)         0.92             -
                                     -----------   -----------   -----------
Outstanding, December 31, 2002         2,245,000   $      0.64   $         -
                                     ===========   ===========   ===========

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 7 -STOCK OPTIONS (Continued)

During the year ended December 31, 2002:

* The Company canceled 3,910,000 outstanding stock options originally granted to certain officers and employees of the Company. These stock options were exercisable at prices ranging from $0.37 to $0.75 per share and originally expired in 2003 and 2004. 750,000 stock options exercisable at prices ranging from $1.00 to $5.00 expired during 2002.

During the year ended December 31, 2001:

* The Company granted 328,424 options at an exercise price of $0.01 per share to an unrelated party under a professional services agreement in February 2001. The options vested immediately and a charge to expense of $161,390 was included in general and administrative expenses for 2001, representing the fair value of the options on the date of grant. The weighted average grant date fair value of these options was $0.49. The related professional services agreement was terminated during October 2001 and the options cancelled.

* The Company modified 600,000 vested options of various officers and directors of the Company originally accounted for as fixed stock options and originally expiring on various dates between December 2001 and December 2003 to (i) reduce the exercise price to $0.49 per share (a price above the current market price of the Company's stock on the date of modification), and (ii) extend the expiration date to June 28, 2004. Accordingly, these options will be accounted for as variable stock options from the date of the modification. The Company did not incur any compensation expense during 2001 under these variable stock options. Under variable stock options, the Company could incur additional compensation expense in the future arising from the excess of the fair market value of the Company's stock over the exercise price of the related options.

* The Company granted 1,620,000 stock options, which vested immediately to various employees, officers and directors of the Company, at an exercise price of $.53 per share. The weighted average grant date fair value of these options was $0.21.

* No options were exercised.

The total amount of outstanding stock options at December 31, 2002 is summarized as follows:

                     Number            Weighted Avg
   Range of     Outstanding as of  Remaining Contractual   Weight  Avg
Exercise Price  December 31, 2002      Life (Years)       Exercise Price
  -----------     ------------         -----------         -----------
  $0.49-$0.53        760,000               1.14               $0.52
  $0.75-$1.00      1,485,000               0.38               $0.76
                  ------------
  $0.49-$1.00      2,245,000               0.64               $0.68
                  ============
Additional expense of $311,607 was recorded during the year ended December 31, 2001 arising from options granted to non-employees.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 8 -STOCK TRANSACTIONS

On March 20, 2002, the Company issued 321,000 shares of common stock valued at $0.40 per share for legal and other services rendered valued at $55,500 and in payment of related parties accounts payable totaling $72,900. The related parties accounts payable consisted primarily of accrued consulting fees.

On August 15, 2002, the Company issued the following shares of common stock:

* 714,500 shares of common stock were issued to the Company's President valued at $0.20 per share in payment of $142,900 in advances made to the Company.

* 1,106,593 shares of common stock were issued to the Company's President valued at $0.20 per share in payment of accrued salaries and royalties due totaling $221,319.

* 958,398 shares of common stock were issued to an officer of the Company valued at $0.20 per share in payment of accrued salaries totaling $191,680.

* 331,584 shares of common stock were issued to an employee of the Company valued at $0.20 per share in payment of accrued salaries totaling $66,317.

* 60,000 shares of common stock were issued to a related party valued at $0.50 per share (based upon an originally agreed upon price) in lieu of outstanding debt totaling $30,000.

* 713,200 shares of common stock were issued to various consultants pursuant to an S-8 Registration Statement valued at $0.20 per share for services rendered totaling $142,640.

* 525,000 shares of common stock were issued valued at $0.20 per share in payment of directors fees totaling $105,000.

* 570,000 shares of common stock were issued to certain employees and other outside individuals valued at $0.20 per share for services rendered valued at $114,000.

* 100,000 shares of common stock were issued to certain directors and officers of the Company for the cancellation of 3,200,000 common stock options outstanding.

On October 15, 2002, the Company issued 300,000 shares of common stock to its interim CEO for services rendered valued at $0.37 per share for a total of $111,000.

On October 25, 2002, the Company issued 100,000 shares of common stock to a director for services rendered valued at $0.28 per share for a total of $28,000.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 9 -SUBSEQUENT EVENTS

Subsequent to December 31, 2002, the following significant events occurred:

1) The Company issued 636,000 shares of common stock to various outside consultants and attorneys pursuant to a Registration Statement on Form S-8 valued at $0.22 per share for services rendered totaling $139,920.

2) The Company entered into various subscription agreements to raise a maximum of $600,000 through the issuance of common stock at $0.18 per share plus one three year, non callable warrant for every dollar invested for additional shares of common stock exercisable at $0.25 per share. As of the date of this audit report, the Company had raised approximately $365,000. Pursuant to the agreements, the Company is to file a registration statement with the United States Securities & Exchange Commission to register the underlying shares issued.