Form 10QSB
period 2003-03-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2003-05-15
CIK 1088213

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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

At March 31, 2003, there were outstanding 18,103,700 shares of the Registrant's Common Stock, $.001 par value.

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

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
March 31, 2003 and December 31, 2002
(Unaudited)
                                                    March 31,    December 31,
                                                      2003          2002
                                                   -----------   -----------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                        $     89,529  $     21,424
 Restricted cash                                         11,500             -
 Accounts receivable, net of an allowance for
  doubtful accounts of $8,500 and $8,500,
  respectively                                         102,694        16,135
 Prepaid expenses and other                             54,475        49,384
 Inventory                                              48,830        59,382
                                                   -----------   -----------
   Total Current Assets                                307,028       146,325
                                                   -----------   -----------
PROPERTY AND EQUIPMENT
 Molds                                                 112,850       112,850
 Furniture and office equipment                         47,519        45,292
 Accumulated depreciation                             (122,792)     (115,343)
                                                   -----------   -----------
   Total Property and Equipment                         37,577        42,799
                                                   -----------   -----------
OTHER ASSETS
 Deposits                                                3,462         3,462
 Patents, net                                          157,317       157,813
                                                   -----------   -----------
   Total Other Assets                                  160,779       161,275
                                                   -----------   -----------
TOTAL ASSETS                                      $    505,384  $    350,399
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                 $    113,708  $    153,231
 Accounts payable - related parties                    193,594       366,289
 Accrued expenses                                       30,615        30,615
 Note payable                                           22,208        42,272
                                                   -----------   -----------
   Total Current Liabilities                           360,125       592,407
                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001; authorized
50,000,000 shares; 18,103,700 and 17,467,700 shares
issued and outstanding, respectively                    18,104        17,468
 Additional paid in capital                          7,362,801     7,223,517
 Stock to be issued                                    463,825             -
 Accumulated deficit                                (7,699,471)   (7,482,993)
                                                   -----------   -----------
   Total Stockholders' Equity (Deficit)                145,259      (242,008)
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                  $    505,384  $   350,399
                                                    ===========   ==========

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

                                                      2003          2002
                                                   -----------   -----------
NET SALES                                         $    100,956  $     95,744
                                                   -----------   -----------
EXPENSES
 Cost of sales                                          64,101        59,266
 Depreciation and amortization                          10,589         9,874
 Research and development                                1,744           700
 General and administrative                            240,538       211,858
                                                   -----------   -----------
   Total Expenses                                      316,972       281,698
                                                   -----------   -----------
LOSS FROM OPERATIONS                                  (216,016)     (185,954)
                                                   -----------   -----------
OTHER INCOME (EXPENSE)
 Interest expense                                         (462)         (425)
                                                   -----------   -----------
   Total Other Income (Expense)                           (462)         (425)
                                                   -----------   -----------
NET LOSS                                          $   (216,478) $   (186,379)
                                                   ===========   ===========
BASIC LOSS PER SHARE                              $      (0.01) $      (0.02)
                                                   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                17,743,300    11,706,658
                                                   ===========   ===========








The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
                                                      2003          2002
                                                   -----------   -----------
Net loss                                          $   (216,478) $   (186,379)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
 Depreciation and amortization                          10,589         9,874
 Common stock issued for services                      128,920        55,500
Changes in operating assets and liabilities:
 Accounts receivable                                   (86,559)      (46,630)
 Prepaid expenses and other                            (19,890)       40,464
 Inventory                                              10,552        14,564
 Accounts payable and accounts payable -
  related parties                                       34,290       (19,009)
 Accrued expenses                                            -            (9)
                                                   -----------   -----------
  Net Cash (Used In) Operating Activities             (138,576)     (131,625)
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment                  (2,228)       (2,290)
 Patent costs                                           (2,643)         (940)
                                                   -----------   -----------
  Net Cash (Used In) Investing Activities               (4,871)       (3,230)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in restricted cash                           (11,500)            -
 Proceeds from stock to be issued                      492,000             -
 Stock offering costs                                  (73,500)            -
 Advances from shareholders                                  -       146,900
 Repayments of advances from shareholders             (190,183)            -
 Payment on note payable                                (5,265)       (8,987)
                                                   -----------   -----------
  Net Cash Provided by Financing Activities            211,552       137,913
                                                   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS               68,105         3,058
CASH AND CASH EQUIVALENTS AT BEG OF PERIOD              21,424             -
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     89,529  $      3,058
                                                   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
 Cash Paid For:
 Interest                                         $        462  $        425

 Non-Cash Investing and Financing Activities
  Common stock issued for services                $    128,920  $     55,500
  Common stock issued for accounts payable        $     11,000  $     72,900
  Non-cash reduction in note payable              $     14,799  $          -
  Accounts payable - related parties
   exchanged for stock to be issued               $     45,325  $          -

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
March 31, 2003 and December 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10_QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10_KSB for the year ended December 31, 2002. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that it would be judged to be the primary beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Company.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
March 31, 2003 and December 31, 2002


NOTE 3 - LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months ended March 31, 2003 and 2002:

                                                For the
                                          Three Months Ended
                                                March 31,
                                           2003           2002
                                        -----------   -----------
 Net loss available to
  common shareholders                  $   (216,478) $   (186,379)
                                        ===========   ===========

 Weighted average shares                 17,743,300    11,706,658
 Effect of dilutive securities                    _             _
                                        -----------   -----------
                                         17,743,300    11,706,658
                                        ===========   ===========
 Basic loss per share (based
  on weighted average shares)          $      (0.01) $      (0.02)
                                        ===========   ===========

Weighted average shares issuable upon the exercise of stock options, which were not included in the above calculations, were approximately 2.2 million and 6.1 million in the three month periods ended March 31, 2003 and 2002, respectively, because they were antidilutive.

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $7,699,471 at March 31, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. However, as discussed in Note 5, the Company has raised $418,500 through the issuance of common shares (to be issued) pursuant to an SB_2 registration during the three months ended March 31, 2003 and raised an additional $345,000 subsequent to March 31, 2003. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. Management can offer no assurance with respect to its ability to create additional revenues, obtain additional equity financing or execute its long-term business plan.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
March 31, 2003 and December 31, 2002

NOTE 5 - STOCK TRANSACTIONS

On February 20, 2003, the Company issued 636,000 shares of common stock pursuant to an S_8 registration valued at $0.22 per share for legal and other services rendered valued at $128,920 and in payment of accounts payable totaling $11,000.

Also during the three months ended March 31, 2003, the Company entered into various subscription agreements through an investment company. The Company is to issue common shares at $0.18 per share. Through March 31, 2003, the Company had raised $421,825 (net of $73,500 of stock offering costs) pursuant to these agreements although the shares had not yet been issued. The shares to be issued also include one three year, non-callable warrant to purchase common stock for each dollar invested exercisable at $0.25 per share. The Company raised an additional $345,000 subsequent to March 31, 2003 pursuant to the subscription agreements.

The Company is required to promptly upon closing, but no later than thirty
(30) days from the closing date, to file a registration statement with the United States Securities & Exchange Commission (SB_2) and use its best efforts to ensure that such registration statement is declared effective within 90 days from the filing date. Also as part of the agreement with the investment company, the Company will pay the investment company a placement fee of 10% plus a charge of 3% of the gross proceeds raised.

In January 2003, in anticipation of a possible joint marketing or joint venture with Centrex, Inc. (Centrex), an Oklahoma corporation, the Company entered into a letter of intent whereby the Company and Centrex would exchange common shares as follows:

 - The Company would issue 450,000 shares of restricted common stock which shares would have piggy-back registration rights to be included in the Company's SB-2 registration.

 - Centrex would issue 300,000 shares of free-trading common stock to the Company.

Upon receipt of the 300,000 shares of Centrex, the Company immediately sold the shares for gross proceeds of $42,000. Because of the share price differences between the two companies, management of the Company is now pursuing negotiations with Centrex as to the amount of shares the Company will issue (rather than the 450,000). It is currently uncertain as to the outcome of these negotiations thus the shares to Centrex have not yet been issued. However, there can be no assurance as to the Company's ability to negotiate the issuance of a lesser amount of common shares.

NOTE 6 - RESTRICTED CASH

Restricted cash at March 31, 2003 represents certain proceeds from stock to be issued. Such amounts were held in a trust account at March 31, 2003 and were released to the Company in April 2003.

NOTE 7 - INVENTORY

Inventory consists of raw materials of $48,802 and $59,382 at March 31, 2003 and December 31, 2002, respectively, and finished goods of $28 and $-0- at March 31, 2003 and December 31, 2002, respectively. Raw materials consist primarily of purchased component parts used in the assembly of the Company's products.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to March 31, 2003, the following significant subsequent events occurred:

1. As discussed previously, the Company raised an additional $345,000 pursuant to certain subscription agreements. Common shares at $0.18 per share are to be issued and registered with the Securities and Exchange Commission pursuant to an SB-2 upon closing of the final agreement.

2. Effective April 1, 2003, the Company entered into a preliminary letter of intent on an "Agreement For Assignment of Technology" with an officer of the Company whereby the officer will assign all of his rights, title and interest in various technology, patents and patent applications to the Company. In consideration of the assignments, the Company will issue 3,250,000 shares of outstanding common stock to the officer valued at $0.26 per share plus $130,000 cash. The officer is to receive a 1% royalty on the gross sales of any and all products utilizing the technology.

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

General
-------
Since the Company's inception, the Company has been involved in the development of its technology. During this time revenues have not been adequate to cover operating expenses. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity placements. As of the quarter ended March 31, 2003, the Company had offset its accumulated deficit in this manner. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the economic sense, this value is not quantified as such on the Company's Balance Sheet.

Results of Operations
---------------------
Three Months Ended March 31, 2003 compared with 2002
----------------------------------------------------
Revenues: During the three months ended March 31, 2003, the Company reported revenues of $100,956 compared to $95,744 for the three months ended March 31, 2002. This represents a slight increase of approximately 5.4%. Revenues have been generated in part from the sale of the emergency CPR assistance device and the Company is now focusing on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures. Additionally, the Company fulfilled orders for Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. government and military. The Company recently secured exclusive distribution rights to foreign governments and militaries for SuperStat.

Cost of Sales: During the three months ended March 31, 2003, the Company reported cost of sales of $64,101 compared to $59,266 for the three months ended March 31, 2002. This represents a slight increase of approximately 8.2%. This increase is relatively consistent with the increase in revenues with a slight increase due to minor margin decreases. Costs as a percentage of sales were 64% for the three months ended March 31, 2003 compared to 62% for the three months ended March 31, 2002. The Company expects costs as a percentage of sales to be approximately 62%-67% in the future unless significant changes occur in the cost of materials.

Operating Expenses: General and administrative expenditures increased in the first quarter of 2003 as compared to the first quarter of 2002, to $240,538 from $211,858, representing an increase of approximately 13.5%. This increase from 2002 to 2003 was primarily due to various common stock issuances to outside consultants for services rendered during the period. Common stock issued for services totaled $128,920 for the three months ended March 31, 2003 compared to $55,500 for the three months ended March 31, 2002. The Company does not expect to incur additional significant consulting expenses through the issuance of common stock in the near future.

Research and development: Research and development costs increased from $700 to $1,744 during the quarters ended March 31, 2002 and 2003, respectively.
The Company expects research and development costs to increase slightly in the future as the Company has plans to pursue some development of additional products.

Depreciation and amortization expense: Depreciation and amortization expense increased from $9,874 to $10,589 during the three months ended March 31, 2002 and 2003, respectively.

Other Expense: Interest expense increased from $425 to $462 during the three months ended March 31, 2002 and 2003, respectively. The Company's interest expense is primarily due to the Company's financing of its liability insurance.

Net loss. We had a net loss of $216,478 for the three months ended March 31, 2003 or $0.01 per share based on a weighted average of 17,743,300 common shares outstanding, compared to a net loss of $186,379 for the three months ended March 31, 2002 or $0.02 per share based on a weighted average of 11,706,658 common shares outstanding.

Liquidity and Capital Resources
-------------------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $7,699,471 at March 31, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

However, the Company has raised an aggregate of $421,825 (net of $73,500 of stock offering costs) through the sale of common shares through March 31, 2003 and raised an additional $345,000 subsequent to March 31, 2003. The Company is to issue common shares at $0.18 per share. Each share to be issued also includes one three year, non-callable warrant to purchase common stock for each dollar invested, exercisable at $0.25 per share. The shares purchased and the shares underlying the warrants are required to be registered pursuant to a registration statement on Form SB-2 to be filed promptly upon closing, but no later than thirty (30) days from the closing date, and use its best efforts to ensure that such registration statement is declared effective within 90 days from the filing date. Also as part of the agreement with the investment company, the Company will pay the investment company a placement fee of 10% plus a charge of 3% of the gross proceeds raised.

During the three months ended March 31, 2003, the Company issued 636,000 shares of common stock, valued at $0.22 per share, for legal and other services rendered totaling $128,920 and in payment of accounts payable totaling $11,000.

In January 2003, in anticipation of a possible joint marketing or joint venture with Centrex, Inc. (Centrex), an Oklahoma corporation, the Company entered into a letter of intent whereby the Company and Centrex would exchange common shares as follows:

 - The Company would issue 450,000 shares of restricted common stock which shares would have piggy-back registration rights to be included in the Company's SB-2 registration.

 - Centrex would issue 300,000 shares of free-trading common stock to the Company.

Upon receipt of the 300,000 shares of Centrex, the Company immediately sold the shares for gross proceeds of $42,000. Because of the share price differences between the two companies, management of the Company is now pursuing negotiations with Centrex as to the amount of shares the Company will issue (rather than the 450,000). It is currently uncertain as to the outcome of these negotiations thus the shares to Centrex have not yet been issued. However, there can be no assurance as to the Company's ability to negotiate the issuance of a lessor amount of common shares.

It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. Management can offer no assurance with respect to its ability to create additional revenues, obtain additional equity financing or execute its long-term business plan.

At March 31, 2003, we had a working capital deficit of $53,097. The Company had current assets of $307,028 consisting of cash and cash equivalents of $101,029, accounts receivable of $102,694, inventory of $48,830 and prepaid expenses and other of $54,475. The Company's remaining assets consist of property and equipment (net) totaling $37,577, patents, net of accumulated amortization, totaling $157,317 and deposits of $3,462.

Current liabilities consist mainly of operating accounts payable totaling $113,708, as well as advances from related parties and accrued wages to various officers and employees totaling $193,594. Accrued expenses totaled $30,615 and a note payable for the Company's liability insurance totaled $22,208 at March 31, 2003.

Net cash used in operations was $138,576 for the three months ended March 31, 2003. Net cash used in operations was $131,625 for the three months ended March 31, 2002. Cash used by our operating activities for the periods ended March 31, 2003 and 2002 was funded primarily by the issuance of common stock for cash and shareholder advances.

Net cash used in investing activities was $4,871 and $3,230 for the three months ended March 31, 2003 and 2002, respectively, due to the acquisition of additional property and equipment needed for operations and additional expenditures related to the Company's patents.

For the quarter ended March 31, 2003, cash from financing activities totaled $211,552 consisting of $492,000 in proceeds on the issuance of common stock (of which $11,500 was restricted) less stock offering costs of $73,500, repayment of shareholder advances totaling $190,183 and payments on the outstanding note payable totaling $5,265. For the quarter ended March 31, 2002, cash from financing activities totaled $137,913, primarily from advances from shareholders totaling $146,900 and payments on the note payable totaling $8,987.

The Company has also incurred an accumulated deficit of $7,699,471 as of March 31, 2003 resulting from the continued losses since inception. The report of our independent accountants for our most recent fiscal year ended December 31, 2002 contains a going concern modification as to our ability to continue as a going concern.

During our current fiscal year 2003, we expect that we will be able to continue measures that will (i) reduce unnecessary cash outflows, (ii) increase revenues through our improved marketing effort; and (iii) raise needed working capital through the issuance of our stock for services and cash, or other equity or debt financing.

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

Subsequent Event
----------------
Effective April 1, 2003, the Company entered into a preliminary letter of intent on an "Agreement For Assignment of Technology" with Douglas Beplate, an officer of the Company, whereby he will assign all of his rights, title and interest in various technology, patents and patent applications to the Company. In consideration of the assignments, the Company will issue 3,250,000 shares of outstanding common stock to the officer valued at $0.26 per share plus $130,000 cash. Mr. Beplate is to receive a 1% royalty on the gross sales of any and all products utilizing the technology.

Impact of Inflation
-------------------
At this time, we do not anticipate that inflation will have a material impact on our current or future operations.

                              ITEM 3
                       CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on May 6, 2003.

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

                 ITEM 2 - CHANGES IN SECURITIES

The Company issued the following shares of common stock during the three months ended March 31, 2003:

On February 20, 2003, the Company issued 636,000 shares of common stock pursuant to an S-8 registration valued at $0.22 per share for legal and other services rendered valued at $128,920 and in payment of accounts payable totaling $11,000.

Also during the three months ended March 31, 2003, the Company entered into various subscription agreements through an investment company. The Company is to issue common shares at $0.18 per share. Through March 31, 2003, the Company had raised $421,825 (net of $73,500 of stock offering costs) pursuant to these agreements although the shares had not yet been issued. The shares to be issued also include one three year, non-callable warrant to purchase common stock for each dollar invested exercisable at $0.25 per share. The Company raised an additional $345,000 subsequent to March 31, 2003 pursuant to the subscription agreements.

The Company is required to promptly upon closing, but no later than thirty
(30) days from the closing date, to file a registration statement with the United States Securities & Exchange Commission (SB-2) and use its best efforts to ensure that such registration statement is declared effective within 90 days from the filing date. Also as part of the agreement with the investment company, the Company will pay the investment company a placement fee of 10% plus a charge of 3% of the gross proceeds raised.

In January 2003, in anticipation of a possible joint marketing or joint venture with Centrex, Inc. (Centrex), an Oklahoma corporation, the Company entered into a letter of intent whereby the Company and Centrex would exchange common shares as follows:

 - The Company would issue 450,000 shares of restricted common stock which shares would have piggy-back registration rights to be included in the Company's SB-2 registration.

 - Centrex would issue 300,000 shares of free-trading common stock to the Company.

Upon receipt of the 300,000 shares of Centrex, the Company immediately sold the shares for gross proceeds of $42,000. Because of the share price differences between the two companies, management of the Company is now pursuing negotiations with Centrex as to the amount of shares the Company will issue (rather than the 450,000). It is currently uncertain as to the outcome of these negotiations thus the shares to Centrex have not yet been issued. However, there can be no assurance as to the Company's ability to negotiate the issuance of a lesser amount of common shares.

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

                      ITEM 5 - OTHER INFORMATION
  None.

                ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 99.1 - Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   Exhibit 99.2 - Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. The following reports on Form 8-K were filed in the quarter ended March 31, 2003: None



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003                   Emergency Filtration Products, Inc.
                                      (Registrant)

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

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                 /S/Douglas K. Beplate
                                 Principal Executive Officer

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

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                 /S/Steve M. Hanni
                                 Principal Accounting Officer