Form 10KSB/A
period 2002-12-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2003-07-31
CIK 1088213

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

                       Commission File No. 000-27421

                   EMERGENCY FILTRATION PRODUCTS, INC.
    -----------------------------------------------------------------
    (Exact Name of Small Business Issuer as Specified in its Charter)

           NEVADA                                     87-0561647
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

175 Cassia Way, Suite A115, Henderson, Nevada          89014
_____________________________________________       _____________
(Address of principal executive offices)             (Zip code)

Issuer's telephone number, including area code: (702) 558-5164
                                                --------------
Title of each class       Name of each exchange on which registered
-------------------       -----------------------------------------
        None                                  N/A


Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share
----------------------------------------
            (Title of class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    [X]

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

NONE

TABLE OF CONTENTS

                                                                 Page
                                                                 ____

Item 1.   Description of Business............................      4

Item 2.   Description of Property............................      8

Item 3.   Legal Proceedings..................................      8

Item 4.   Submission of Matter to Vote of
          Security Holders...................................      8

Item 5.   Market for Common Registrant Equity
          and Related Stockholder Matters.....................     8

Item 6.   Management's Discussion and Analysis
          or Plan of Operation................................    10

Item 7.   Financial Statements................................    14

Item 8.   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure..........................................    14

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act...................    15

Item 10.  Executive Compensation..............................    18

Item 11.  Security Ownership of Certain
          Beneficial Owners and Management....................    19

Item 12.  Certain Relationships and
          Related Transactions................................    19

Item 13.  Exhibits and Reports on Form 8_K....................    22

Item 14.  Controls and Procedures ............................    23

Signatures....................................................    23

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

On February 9, 1996, the Company entered into an Agreement with Douglas K. Beplate, President of the Company, whereby Mr. Beplate granted to the Company all rights, including patent rights, to the commercial exploitation of RespAide, a dual filtered rotary isolation valve for resuscitation. In consideration of the assignment of these rights, the Company agreed (i) to pay Mr. Beplate a royalty of 5% of the Company's and any licensee's sales of the RespAide(TM) and any components thereof, payable quarterly; (ii) to compensate Douglas K. Beplate for consulting services at market value, for which Douglas
K. Beplate was to invoice the company monthly; and (iii) to deliver to Douglas
K. Beplate 19% of the issued and outstanding common stock of the Company as of the date of the Agreement. On June 18, 1996, once the notification that the patent would be issued, Douglas K. Beplate executed the Assignment of Invention assigning to the Company all rights to exploit the dual filtered isolation valve technology.

The Company is a specialty filter products company that has developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems. The Company is currently marketing or developing the following:

- Respaide, an internationally patented (within the United States, Australia, Germany, France, United Kingdom and applied for in Canada) dual-filtered vapor isolation valve (VIV) technology currently being marketed in (1) CPR isolation masks to protect emergency response personnel against infectious diseases during mouth to mouth resuscitation; (2) disposable filters to avoid contamination of critical components in ventilators and other medical devices; and (3) personal protection masks. The Company has received Food and Drug Administration ("FDA") approval for its RespAide(TM) CPR isolation mask incorporating the 2H Technology filter, and has established manufacturing and distribution of complete units and replacement filters. In tests by Nelson Laboratories, RespAide(TM) was found to be greater than 99.9% effective against bacterial and viral transmission - the highest rating testing labs will issue for medical devices. RespAide, the flagship product, was introduced in 1997 and currently accounts for a significant amount of overall sales. The patents for RespAide are assigned to Emergency Filtration.

- Disposable Filters for BVMs. The same filter used in the RespAide product is ideal for reducing the risk of exposure to airborne pathogens and equipment contamination during use of bag valve mask resuscitation devices. The disposable filter keeps the equipment contaminant-free, thereby reducing risk of exposure to virus and bacteria to emergency response personnel. The filter is placed between the bag valve and the mask and is single use. The

Company has received FDA 510K approval for the filter as a Class II medical device. The filter was introduced in 1997 as a component of the RespAide device and currently accounts for a significant amount of overall sales. The patents for the filter are assigned to the Company.

- Superstat. The Company markets Superstat, a hemostatic collagen that provides rapid, safe, effective surgical hemostasis (clotting of the blood) for surgery, trauma and burn wound management. Superstat is a collagen derived, highly purified, acid washed polypeptide material to which a small amount of calcium is added. The resulting mixture is suspended in a de-ionized, bacteria free water, and then freeze dried to produce a porous sponge. The Company holds the exclusive distribution rights to militaries and governments worldwide. Superstat sales account for a significant amount of our overall sales.

- Breathing Circuit Filters. To extend its market reach from emergency response sites to the vast number of respiratory procedures conducted within medical facilities, the Company has introduced two new configurations of its 2H Technology, a one-way and a two-way breathing circuit filter for applications where ambient air flow must pass evenly in both directions while still protecting equipment and hoses. The filters are used inline with circuitry, hoses and anesthesia, ventilation and respiratory equipment. The use of the filter serves to remove pathogens from the airflow, control the moisture delivered to the patient and keep equipment contaminant free. The Company has received FDA 510K approval for the filters as Class II medical devices. The breathing circuit filter was introduced in 2002, however this product does not account for any sales to date. In an effort to promote market entry, additional configurations with variations of moisture output are being developed. No additional FDA filings will be required. The patents for the filters are assigned to Emergency Filtration.

- ELVIS BVM. The Company has designed another configuration of their technology called ELVIS (Emergency Life Support Ventilation and Intubation System) for the BVM market that incorporates 2H Technology. The product is a self-contained nebulizer and a bag with built-in CO(2) monitoring capabilities. Patents have been granted for this product and the Company has executed an agreement whereby it acquired the rights for commercial exploitation of the patents. A working prototype will be completed within 90 days for testing. The Company is currently negotiating manufacturing arrangements. An FDA application will be filed at a future date. ELVIS will be introduced in the future and currently does not account for any of our sales.

- Personal Environmental Mask. Another configuration of the Company's 2H Technology is a personal environmental mask designed to address concerns of biological contamination in a workplace or other environment. The mask possesses a disposable filter cartridge containing 2H Technology and an enhanced matrix of charged nanoparticles designed to protect the user from possible inhalation of biological contaminants. The prototype and molds have been completed and testing will be completed within 30 days. The Company will not seek FDA approval for this product at the present time. The Company has the license to manufacture and distribute personal protection masks enhanced with nanoparticles and an assignment of the patents for 2H Technology. The masks will be introduced in the future and currently do not account for any sales.

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

To reach the market, the Company has entered into contractual arrangements with a number of U.S. and international suppliers. The agreements are non-exclusive with no minimum order requirements with the exception of one agreement which is for a configuration of an Automated External Defibrillator
(AED) Prep Kit which includes the RespAide device. The agreement is exclusive and requires yearly orders of a minimum of 1,000 units equal to approximately $10,000. The total revenue generated from these agreements represents approximately 5-10% of overall sales during 2001 and 2002.

The Company intends to firmly establish its reputation for supplying the best medical air filters available, and then begin aggressively commercializing the technology in the HVAC category. The Company estimates that the addition of HVAC applications will increase the total addressable market for dual-filtered vapor isolation valve technology.

Competition
___________

The medical device industry is a highly competitive sector of the health care industry and there are a large number of established and well financed entities with significantly greater financial resources, technical expertise and in depth managerial capabilities than the Company. Competitors include two major manufacturers of CPR devices, Laerdal and MDI (both internationally based companies) and two major manufacturers of hemostatic collagens, Johnson & Johnson and MedChem Products, Inc. A major competitor in the personal protection mask market is 3M Corporation and a major competitor in the breathing circuit filter market is PALL Corporation. Although the Company has achieved patent protection for the RespAide products, there is no assurance that other entities may not compete in or enter the medical and commercial market in competition with the Company.

Impact of Inflation
___________________
At this time, we do not anticipate that inflation will have a material impact on our current or future operations.

Personnel
_________
The Company has 2 full time and 2 part time employees. The Company has oral agreements with Douglas K. Beplate, President, and Peter Clark, Secretary/Treasurer, calling for salary payments of $96,000 per year, and $72,000 per year, respectively. The above salaries have been paid through September 30, 2002 through the issuance of common stock. The remaining amounts are being accrued, and may be paid through the issuance of additional stock or in cash if the Company has funds to pay the accrued amounts. Any accrued amounts are non-interest bearing and subject to change only upon approval by the Board of Directors. All other employees are hourly and at-will.

The Company also retains the services of one full time consultant (Ms. Wendy Harper) pursuant to an oral consulting arrangement at an estimated annual cost of $72,000. The consultant provides ongoing accounting, secretarial and general managerial consulting to the Company.

Dependence on one of a few major customers
____________________________________________

The majority (approximately 80-90% annually) of the Company's sales have been to the U.S. military. If the orders from the military were to decrease or increase, it would have a material impact on the Company's operations.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.
_____________________________________________________________________________

On February 9, 1996, the Company entered into an Agreement with Douglas K. Beplate whereby Mr. Beplate granted to the Company all rights, including patent rights, to the commercial exploitation of a dual filtered rotary isolation valve. On June 18, 1996, once the notification that the patent would be issued, Douglas K. Beplate executed the Assignment of Invention, assigning to the Company all rights to exploit the dual filtered rotary isolation valve technology.

The Company's United States patents are as follows:

PATENT NO./
PATENT APP. NO.  DESCRIPTION                               EXPIRATION
5,575,279        Dual-filtered Rotary Isolation Valve for    11/2016
                 Resuscitation
6,375,854        Combined Hydrophobic-hydrophilic Filter for  4/2023
                 Fluids(Smaller to Larger)
10/128,367       Combined Hydrophobic-hydrophilic Filter for  Pending
                 Fluids(Larger to Smaller)
6,062,217        Portable Emergency Safety Resuscitator       5/2020
6,276,363        Portable Emergency Safety Resuscitator       8/2021
09/934,016       Medical Port for Emergency Safety            Pending
                 Resuscitator

Emergency Filtration's international patents are as follows:

PATENT NO./
PATENT APP. NO. COUNTRY    DESCRIPTION                            EXPIRATION
2,246,770       Canada     Dual-filtered Rotary Isolation Valve     11/2017
723311          Australia  Dual-filtered Rotary Isolation Valve     11/2017
96945105.3      France     Dual-filtered Rotary Isolation Valve     11/2017
69610644        Germany    Dual-filtered Rotary Isolation Valve     11/2017
0873151         U.K.       Dual-filtered Rotary Isolation Valve     11/2017
PCT/US02/26347  Intl       Medical Port for Emergency Safety        Pending
                           Resuscitator

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

The Securities and Exchange Commission adopted Rule 15g_9, which established the definition of a "penny stock", for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less that $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must
(i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transactions.

Disclosure also has to be made about the risks of investing in penny stocks in both public offering and in secondary trading, and about commissions payable to both the broker_dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward_looking Statements

This report may contain "forward_looking" statements. Examples of forward_looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

General
___________
Since the Company's inception, the Company has been involved in the development of its technology. During this time, revenues have not been adequate to cover operating expenses. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity placements. As of the end of fiscal 2002, the Company had offset its accumulated deficit in this manner. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual_filtered vapor isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the real sense, this value is not quantified as such on the Company's Balance Sheet.

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

Results of Operations
Year ended December 31, 2002 compared to year ended December 31, 2001
_____________________________________________________________________
Revenues: During 2002, the Company reported revenues of $260,215. This is a decrease of approximately 44% over revenues of $461,216 for the year ended December 31, 2001. This decrease is primarily due to the decline in government orders overall. The beginning of 2001 showed a significant amount of orders from the government that have since decreased overall, although orders have begun to increase recently due to international conflicts in Iraq and other areas in early 2003. Revenues have been generated in part from the sale of the emergency CPR assistance device ($98,130 and $294,119 for the years ended December 31, 2002 and 2001, respectively) and the Company is now focusing on a marketing_driven sales effort in order to increase revenues that will ultimately cover total expenditures. Additionally, the Company generated revenues related to Superstat, for which the Company has exclusive distribution rights to the U.S. government and military. Revenues related to Superstat were $162,085 and $167,097 for the years ended December 31, 2002 and 2001, respectively. The Company recently secured exclusive distribution rights to foreign governments and militaries for Superstat. For the years ended December 31, 2002 and 2001, the percentage of revenues derived from sales to the government were 80% and 86%, respectively. Governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military.

Cost of Sales: During 2002, the Company reported cost of sales of $167,760 compared to $301,935 during 2001. This represents a decrease of approximately 44% which is consistent with the decrease in revenues for the same period. Costs as a percentage of sales were 64% and 65% for the years ended December 31, 2002 and 2001, respectively. The Company expects costs as a percentage of sales to be approximately 62% to 67% in the future unless significant changes in the cost of materials occur. The significant components of Emergency Filtration's cost of sales include actual product cost, including outsourced manufacturing and packaging, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: General and administrative expenditures for the year ended December 31, 2002 as compared to the year ended December 31, 2001 decreased to $1,188,233 from $1,218,135, representing a slight decrease of approximately 2%. This change is primarily due to the following: 1) During 2001, additional expense of $311,607 was recorded from the granting of common stock options.
No options were granted during 2002, and 2) During the year ended December 31, 2001, the Company issued common stock for services rendered totaling $314,322. During the year ended December 31, 2002, the Company issued common stock for services rendered to various outside consultants totaling $670,441. The Company does not expect to incur additional significant consulting expenses through the issuance of common stock in the near future. The significant components of our operating expenses include salaries and wages, consulting and other professional services, product and liability insurance and office rent.

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

Research and development: Research and development costs decreased from $15,797 to $12,206 during the years ended December 31, 2001 and 2002, respectively. The Company expects research and development costs to increase in the future as the Company has plans to pursue the development of additional products during 2003. The research and development costs for testing, validation and FDA filings for these potential new products are estimated to range from $25,000 to $35,000 during the next twelve months. An additional $60,000 to $70,000 may also be required for the commission of molds for these potential new products. The significant components of our research and development costs include prototype development and materials, governmental filings and laboratory testing.

Depreciation and amortization expense: Depreciation and amortization expense increased from $31,450 to $36,810 during the fiscal year ended December 31, 2001 and 2002, respectively. Cost of sales, general and administrative expenses, and research and development cost captions do not include any depreciation or amortization costs for each year presented.

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

Research and Development objectives during the next 12 months are:

1. The Company intends to bring additional products to market during the next twelve months. The research and developments costs associated with the ELVIS BVM device will be the most significant. The estimated expense for testing, validation and FDA filings for ELVIS will be approximately $25,000. The research and development costs for the other products are expected to not exceed $10,000.

2. The commission of molds for the Company's new products will require approximately $70,000 over the next twelve months.

These research and development costs are expected to be paid using the funds raised during early 2003.

Due to the increased exposure and liability for public entities, the cost of our liability insurance has increased substantially over the past several years. The Company's insurance policies cover general/product, directors and officers, and employment practices liability. Currently, the cost of this insurance coverage is approximately $70,000 annually. The Company does not expect the cost to increase substantially, however, over the next few years.


During the year ended December 31, 2002, the Company issued 321,000 shares of common stock pursuant to an S-8 Registration Statement, valued at $0.40 per share (market value on date of issuance), for legal, outside accounting and managerial consulting, and marketing services rendered totaling $55,500 and in payment of related parties accounts payable totaling $72,900. The related parties accounts payable consisted primarily of accrued consulting fees.

Also during the year ended December 31, 2002, the Company issued an additional 5,019,275 shares of common stock valued at $0.20 per share (market value on date of issuance), for legal and outside consulting services rendered, unpaid directors fees, payment to officers of the Company for advances, unpaid wages and royalties due, in lieu of outstanding debt owed to other outside individuals and to cancel various common stock options outstanding. 713,200 of the shares issued were issued pursuant to an S-8 Registration Statement to various consultants. 60,000 shares of common stock valued at $0.50 per share were issued to a related party in lieu of outstanding debt totaling $30,000 during the year ended December 31, 2002. An additional 400,000 shares were issued during the year ended December 31, 2002 to related parties valued at $0.37 and $0.28 per share, respectively, for services rendered totaling $111,000 and $28,000 respectively.

At December 31, 2002, the Company had a working capital deficit of $446,082. The Company had current assets of $146,325 consisting of cash and cash equivalents of $21,424, inventory of $59,382, prepaid expenses and other of $49,384 and accounts receivable of $16,135. The Company's remaining assets consist of property and equipment (net) totaling $42,799, patents, net of accumulated amortization, totaling $157,813 and deposits of $3,462. The accounts receivable, net of the allowance for doubtful accounts of $8,500 at December 31, 2002, are considered to be fully collectible.

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

The Company has also incurred an accumulated deficit of $7,482,993 as of December 31, 2002 resulting from the continued losses since inception. The report of our auditor for our most recent fiscal year ended December 31, 2002 contains a going concern modification as to our ability to continue operating. During the current fiscal year 2003, the Company expects that it will be able to continue measures that will (i) reduce unnecessary cash outflows, (ii) increase revenues through our improved marketing effort; and (iii) raise additional working capital, if necessary, through the issuance of our stock for services and cash, or other equity or debt financing.

The Company's cost_efficient business model emphasizes: (1) in_house research and development; (2) accumulation of intellectual property assets; (3) ownership of key production equipment; and (4) outsourcing of all manufacturing, distribution, warehousing, and order fulfillment. Accordingly, the Company benefits from low overhead, as well as the pricing advantages inherent in proprietary specialty products.

Product development efforts remain an important priority of the Company's business plan, but their primary focus is on increasing its product sales.

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


ITEM 7.  FINANCIAL STATEMENTS

Our financial statements for the reporting period are set forth immediately following the signature page to this form 10_KSB.

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

Thomas Glenndahl        56          Director                    May 2002

Dr. Raymond C.L. Yuan   59          Director                    December 1997

Sherman Lazrus          69          Interim CEO, Chairman,      June 2001
                                    Director                    December 1998

The principal occupation and business experience for each of the present directors and executive officers of the Company are as follows:

Douglas K. Beplate, President, signed an agreement with Emergency Filtration in 1996 whereby he provided consulting services and was subsequently appointed to his present position and elected to the Board of Directors in July, 2000. Mr. Beplate is the co-founder of Emergency Filtration. He is also an officer of Emergency Filtration whose responsibilities include product design, research and development, patent work and production. Prior to his position with Emergency Filtration, he was a consultant to various medical products firms from 1993 to 1996 where he was involved in research and development, and product design. Mr. Beplate is also an experienced entrepreneur and business manager. He was Founder of Kinder tot, Inc. (1990-1993). He has directed and managed all aspects of a $10 million budget for a $100 million sporting goods company, Udicso, d.b.a. Sunset (1980-1986) including advertising, merchandising, promotions, markdowns, vendor relations and inventory control of 50 stores in six states.

Mr. Clark joined Emergency Filtration in 1995, and was subsequently appointed Secretary/Treasurer and elected to the Board of Directors in 1997. He resigned from the board in 2002. Mr. Clark has more than 17 years experience in product development, sales and marketing. He began his career in 1981 as a buyer for Udisco, d.b.a. Sunset Sports Center of Salt Lake City, UT, and remained in that position until 1986. In 1986, Mr. Clark became Merchandise Coordinator, Western Region for Herman's Sporting Goods, Inc. of Carteret, NJ and was subsequently promoted to Merchandise Director in 1989. He held this position until joining Emergency Filtration. Mr. Clark graduated from Colorado State University in 1975 with a Bachelor of Science degree in Exercise and Sports Science.

Steve M. Hanni, Chief Financial Officer, was appointed as the CFO on a part-time basis during November 2002. He has worked extensively with Emergency Filtration over the past five years as an outside auditor or financial consultant. Mr. Hanni currently devotes approximately 25% of his time with Emergency Filtration Products. He is also currently a partner in the accounting firm of Stayner, Bates & Jensen, PC in Salt Lake City, Utah. He was formerly an audit partner with HJ & Associates, LLC from 1997 to 2001 where he served as Emergency Filtration's outside auditor. He received his BA from Weber State University in 1993 and an MA in Accounting from Weber State University in 1994. He has worked extensively with small public companies in numerous industries.

Frank Corsini, Director, was appointed as a director in July 2002. He has acquired extensive international business and finance experience and most recently served as an executive with ION Capital Partners Bear Stearns, specializing in private banking and asset management. Prior to Bear Stearns, he has held positions as CEO of Conversient Technologies (2000), co-founder of Zowi Corporation, founder of Intelligent Choice Refreshment Company (1993-1997), President and COO of Vitafont International Corporation (1990-1993) and founder and CEO of California Healthcare Technologies. In addition to private sector experience, Mr. Corsini has also served as Assistant to the Director, Office of Business, Research and Analysis of the US Department of Commerce and the White House from 1974 to 1975 where he assisted the Director in coordinating economic, business and policy recommendations for the Department and the Secretary of Commerce. Mr. Corsini graduated Georgetown University in 1969 with a Bachelor degree in Economics.

Thomas Glenndahl, Director, was appointed as a director in May 2002. He was born in Sweden in 1946 and educated in the US and Europe and resides in Waterloo, Belgium and Tiburon, CA. He graduated with a Masters degree of Business Admin. in int'l marketing from Gothenburg School of Economics in 1970. His professional experience includes: Commercial Attache-Swedish Chamber of Commerce in Paris, France (1970-1971); Investment Banker with Barkley Securities, London and England (1972-1974), US Director of Interstudy, San Francisco (1974-1977), CEO of Sitzmat, Inc., San Francisco (1977-1981), and; Founder of the ASPECT International Language Schools in San Francisco, CA
(1982) which was sold to Sylvan Learning Systems in 1998. Presently, he is a professional investor. He currently serves as a Director of Harling Properties in Sweden, Aksu Pharmaceuticals in Turkey, Transnico International Group SA and Transnico Technologies Group SA in Belgium. He is also a partner in the MVI Group in Scandinavia and Switzerland.

Dr. Raymond C.L. Yuan, Director, was elected to the Board in December, 1997. Since 1993, Dr. Yuan has served as Managing Director of AsiaWorld Medical Technology Limited, an exclusive master distributor of advanced medical and healthcare products in South East Asia, including the People's Republic of China. In addition, Dr. Yuan currently serves in the following positions:
President of the MedNet Group located in Hong Kong, a group of healthcare education and communications companies; Managing Director of Bio_health Consultancy Limited (Hong Kong), a consulting firm specializing in bio_health and biotechnology consulting to medical institutions; and Executive Director of Financial Resource International, Limited located in Hong Kong, an international investment banking firm. Dr. Yuan graduated form the University of California, Berkeley in 1967 with a Bachelor of Science degree in Chemistry. He subsequently received a Masters degree in Physical Chemistry from Columbia University in 1968 and a Ph.D. in Chemical Physics from Columbia University in 1972. Dr. Yuan was also a National Health Institute Postdoctoral Fellow at Yale University in 1972 and a Rudolph J. Anderson Fellow at Yale University in 1974. Dr. Yuan also received a Master of Business Administration degree from Stern School of Business Administration, New York University in 1983.

Sherman Lazrus, Director, Interim CEO, was elected to the Board in December 1998, and appointed as Interim Chief Executive Officer in June 2001. Mr. Lazrus has nearly 40 years' experience in government and private sector health care and health care finance. Mr. Lazrus presently also serves as President of American Medical Capital, a division of American Medical Enterprises, LLC located in Bethesda, Maryland, a financial services and investment banking company specializing in the healthcare industry, a position he has held since 1991. From 1976 through 1991, Mr. Lazrus held management positions in private sector health care and health care finance companies. From1975 to 1976, Mr. Lazrus served as Deputy Assistant Secretary of Defense for Health Resources and Programs where his principal responsibility was the development of policies and legislation concerning operation of the military health care system and the CHAMPUS program covering approximately 10 million people with annual operation costs of approximately $3.5 billion. From 1973 to 1975, Mr. Lazrus served as Director, Office of Policy Coordination, Office of Assistant Secretary of Health where he was responsible for Medicare and Medicaid policy matters.

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

The Company has checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S_B.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2002, the end of our last completed fiscal year for which this report is being filed):

                                                             Long Term Compensation
                                                             ----------------------
                     Annual Compensation                       Awards           Payouts
                                             Other     Restricted
Name and                                     Annual       Stock    Options  LTIP    All other
Principal Position  Year  Salary   Bonus($) Compensation  Awards    /SARs   Payout  Compensation
------------------  ----  -------  -------  ------------  ------   -------  ------  ------------
Sherman Lazrus      2002  $     0  $136,000(1)       0         0         0       0             0
Interim CEO         2001  $     0   $55,000(1)       0         0         0       0             0
                    2000  $     0        0           0         0         0       0             0

Douglas Beplate     2002  $96,000(2)$54,300(3)       0         0         0       0             0
President           2001  $96,000(2)     0           0         0         0       0             0
                    2000  $65,480(2)     0           0         0         0       0             0

(1) Mr. Lazrus has received compensation in the form of shares issued at $.55 per share in 2001 and an average of $.32 per share in 2002 for his services as CEO.

(2) In 2001, Mr. Beplate received $49,900 in cash and the balance was accrued. In 2002, Mr.
Beplate received $169,174 in the form of shares issued at $.20 per share representing accrued salary from 2000, 2001, and through September 30, 2002.  Additional 2002 salary of $24,000 has been accrued.

(3) In 2002, Mr. Beplate also received 271,500 shares issued at $.20 per share representing an additional $54,300 in compensation.


Bonuses and Deferred Compensation

Accrued compensation in the table above reflects salary accrued but not paid.

Compensation of Directors

During fiscal 2002, directors received an aggregate of 525,000 shares of stock valued at $105,000 for board service. In addition, directors are reimbursed for expenses incurred in connection with their services as directors. The shares issued were not pursuant to a Stock Plan, were approved by the Board of Directors, but not voted on by the shareholders.

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

Title of Class   Name and Address           Number of Shares   % of Class
--------------   ----------------           ----------------   ----------
Common           Douglas K. Beplate                1,951,711        10.78%
                 2254 Candlestick Avenue
                 Henderson, NV 89052


Securities Ownership of Officers and Directors
----------------------------------------------
Common           Douglas K. Beplate                1,951,711        10.78%
                 President, Director

Common           Peter Clark                       1,473,524         8.14%
                 Secretary/Treasurer

Common           Dr. Raymond C.L. Yuan               235,000         1.30%
                 Director

Common           Sherman Lazrus                      525,000         2.90%
                 CEO, Director

Common           Steve M. Hanni                      100,000         0.55%
                 Chief Financial Officer

Common           Frank Corsini                       100,000         0.55%
                 Director

Common           Thomas Glenndahl                    330,000         1.82%
                 Director

                 Total (7 persons)                 4,715,235        26.05%
____________________


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following related party transaction occurred during the years ended December 31, 2002 and 2001 which are required to be disclosed pursuant to Item 404 of Regulation SB.

Advances From Officers

During the years ended December 31, 2001 and 2002, the Company received periodic advances of $13,400 and $199,400, respectively, from Doug Beplate, President, used for operating funds throughout the year. Mr. Beplate received 714,500 shares of common stock valued at $0.20 per share (market value on date of issuance) on August 15, 2002 in repayment of $142,900 of these advances. The remaining amount, totaling $69,900 at December 31, 2002, is non-interest bearing, due on demand, unsecured, and has been accrued as
related party payables at December 31, 2002.   The Company has not entered
into any formalized note agreement relating to these advances.

During the years ended December 31, 2001 and 2002, the Company received periodic advances of $9,500 and $0, respectively, from Peter Clark, Secretary/Treasurer, used for operating funds throughout the year. These amounts, totaling $9,500 at December 31, 2002, are non-interest bearing, due on demand, unsecured, and have been accrued as related party payables at
December 31, 2002.   The Company has not entered into any formalized note
agreement relating to these advances.

Royalty Payments.
The Company entered into an agreement with Doug Beplate, President, during 1996 to acquire the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual filtered rotary isolation value. The Company agreed to pay a 5% royalty to Mr. Beplate on any sales related to the patented intellectual property. Royalty expense on this patent for the years ended December 31, 2002 and 2001 was $4,907 and $14,862, respectively. Mr. Beplate received 89,223 shares of common stock on August 15, 2002 in payment of accrued royalties from January 1, 2001 through September 30, 2002 totaling $17,845. The 89,223 shares of common stock issued to Mr. Beplate were valued at $0.20 per share which equaled the market value of the shares on the date of issuance.

Stock Options.
During 2001, the Company modified 600,000 vested options of various officers and directors of the Company originally accounted for as fixed stock options and originally expiring on various dates between December 2001 and December 2003 to (i) reduce the exercise price to $0.49 per share (a price above the current market price of the Company's stock on the date of modification), and
(ii) extend the expiration date to June 28, 2004. Accordingly, these options originally were to be accounted for as variable stock options from the date of the modification. The Company did not incur any compensation expense during 2001 under these variable stock options. Under variable stock options, the Company could incur additional compensation expense in the future arising from the excess of the fair market value of the Company's stock over the exercise price of the related options.
Also during 2001, the Company granted 1,620,000 stock options, which vested immediately to various employees, officers and directors of the Company, at an exercise price of $.53 per share. The weighted average grant date fair value of these options was $0.21.
Canceled Stock Options.
The Company entered into Common Stock Option Recission Agreements on August 15, 2002 to cancel outstanding stock options for the following individuals:
- Douglas Beplate, President - 1,600,000 outstanding stock options exercisable at prices rannging from $0.49 to $0.75 per share.
- Peter Clark, Secretary/Treasurer - 1,300,000 outstanding stock options exercisable at prices ranging from $0.49 to $0.75 per share.
- Wendy Harper, Consultant - 660,000 outstanding stock options exercisable at prices ranging from $0.53 to $0.75 per share.

- Raymond Yuan, Director - 200,000 outstanding stock options exercisable at prices ranging from $0.49 to $0.75 per share.
- Sherman Lazrus, CEO - 100,000 outstanding stock options exercisable at $0.49 per share.

For the cancellation and rescission of the common stock options, a total of 100,000 shares of common stock were issued on August 15, 2002, valued at $0.20 per share (equal to the market price on the date of issuance) to the following individuals:

- 25,000 shares issued to Sherman Lazrus, interim CEO
- 25,000 shares issued to Raymond Yuan, Director
- 25,000 shares issued to Peter Clark, Sec/Treas
- 25,000 shares issued to Douglas Beplate, President

Management of the Company determined that it was in the best interest of the shareholders to cancel the outstanding stock options held by these various related parties so as to not dilute the existing shareholders upon exercise of the options as well as to eliminate any additional compensation expense in the future arising from the excess of the fair market value of the Company's stock over the exercise price of the related options. In consideration for this, the related parties agreed to accept a nominal amount of shares, valued at $5,000 for each individual, since there was no readily determinable value of the stock options, in lieu of the outstanding options.

Stock Issuances to Related Parties.
On August 15, 2002, 714,500 shares of common stock were issued to Doug Beplate, President, valued at $0.20 per share (equal to the market price on the date of issuance) in payment of $142,900 in advances made to the Company.

On August 15, 2002, 1,106,593 shares of common stock were issued to Doug Beplate, President, valued at $0.20 per share (equal to the market price on the date of issuance) in payment of accrued salaries and royalties due totaling $221,319.

On August 15, 2002, 958,398 shares of common stock were issued to Peter Clark, Sec/Treas. valued at $0.20 per share (equal to the market price on the date of issuance) in payment of accrued salaries totaling $191,680.

On August 15, 2002, 331,584 shares of common stock were issued pursuant to an S-8 Registration Statement to Wendy Harper, outside consultant, valued at $0.20 per share (equal to the market price on the date of issuance) in payment of accrued consulting fees totaling $66,317. Ms. Harper provides outside accounting, secretarial, and general managerial consulting services to the Company.

On September 30, 2001, 174,965 shares of common stock were issued to Wendy Harper, valued at $0.45 per share (equal to the market price on the date of issuance) in payment of accrued consulting fees totaling $79,592.

On August 15, 2002, 525,000 shares of common stock were issued to the directors of the Company (Doug Beplate, Sherman Lazrus, Raymond Yuan, Peter Clark, Frank Corsini and Thomas Glenndahl) valued at $0.20 per share(equal to the market price on the date of issuance) totaling $125,000.

On August 15, 2002, the following shares were issued to various officers and other related individuals valued at $0.20 per share (equal to the market price on the date of issuance) for the cancellation of 3,200,000 common stock options outstanding as mentioned above:

- 25,000 shares issued to Sherman Lazrus, interim CEO
- 25,000 shares issued to Raymond Yuan, Director
- 25,000 shares issued to Peter Clark, Sec/Treas
- 25,000 shares issued to Douglas Beplate, President

On August 15, 2002 and October 15, 2002, a total of 300,000 shares of common stock were issued to Sherman Lazrus, interim CEO valued at an average price of $0.37 per share (equal to the market price on the date of issuance) in payment of services rendered totaling $111,000.

On October 25, 2002, 100,000 shares of common stock were issued to Raymond Yuan, Director, valued at $0.28 per share (equal to the market price on the date of issuance)in payment of services rendered totaling $28,000.

Note Payable - Related Party.
At December 31, 1999, $135,000 was recorded by the Company, which represented an amount claimed to be owed to a shareholder and former officer of the Company for unpaid wages and reimbursements. The shareholder also claimed that he had legal rights to certain trademarks of the Company until he was paid in full. On June 2, 2000, the Company entered into a settlement agreement and mutual release with the shareholder, settling on an amount of $146,500. The amount accrued interest at 10% per annum. Principal and interest were to be paid in monthly installments of $1,800 beginning on July 1, 2000 until paid. However, the Company made only one monthly interest payment under the agreement during 2000, and defaulted on the remaining interest payments. At December 31, 2000, the Company had $146,500 presented as a related party note payable under this agreement. In addition, accrued interest under this agreement of $6,844 was included in accrued expenses at December 31, 2000. The Company executed a second settlement agreement and mutual release on September 30, 2001 in which the shareholder accepted 235,000 shares of the common stock valued at $0.68 per share (equal to the market price on the date of issuance) of the Company as payment in full.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                     Page
-----------------                                                     ----
Report of Independent Accountants                                       26
Balance Sheet as of December 31, 2002                                   27
Statements of Operations for the years ended December 31,
 2002 and 2001                                                          28
Statements of Stockholders' Equity (Deficit)                            29
Statements of Cash Flows for the years ended December 31,
 2002 and 2001                                                          30
Notes to the Financial Statements                                       32

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit 99.01 - CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 99.02 - CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

 (b) Reports on Form 8-K.

No reports Form 8-K were filed in the fourth quarter ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Principal Executive Officer and our Principal Financial Officer believe our disclosure controls and procedures (as defined in Sections 13a_14(c) and 15d_14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on March 24, 2003.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   EMERGENCY FILTRATION PRODUCTS, INC.

By /S/Douglas K. Beplate
                                    Douglas K. Beplate, President

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signature               Title                               Date

/S/Sherman Lazrus       Chairman, Chief Executive Officer   July 30, 2003

/S/Douglas K. Beplate   President, Director                 July 30, 2003

/S/Steve M. Hanni       Chief Financial Officer             July 30, 2003

/S/Raymond C.L. Yuan    Director                            July 30, 2003

/S/Thomas Glenndahl     Director                            July 30, 2003

/S/Frank Corsini        Director                            July 30, 2003

                          CERTIFICATIONS

I, Douglas Beplate, certify that:

1. I have reviewed this amended annual report on Form 10-KSB of Emergency Filtration Products, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this annual report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 30, 2003          /S/ Douglas Beplate, Principal Executive Officer

                              CERTIFICATIONS

I, Steve M. Hanni, certify that:

1. I have reviewed this amended annual report on Form 10-KSB of Emergency Filtration Products, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officer and I have indicated in this annual report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 30, 2003          /S/ Steve M. Hanni, Principal Financial Officer

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

/S/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Las Vegas, Nevada
March 17, 2003

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

NOTE 1 -_ORGANIZATION AND GOING CONCERN

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                                  For the Years Ended
                                                       December 31,
                                                    2002         2001
                                                -----------   -----------
Income tax benefit at statutory rate            $   435,987   $   426,730
Adjustment for common stock issued for services    (254,768)     (119,442)
Adjustment for expenses recorded from granting
  of options                                              _      (118,411)
                                                -----------   -----------
                                                    181,219       188,877
                                                -----------   -----------
Change in valuation allowance                      (181,219)     (188,877)
                                                -----------   -----------
                                                $         _   $         _
                                                ===========   ===========

Deferred tax assets (liabilities) are comprised of the following at December 31, 2002:


Operating loss carryforwards                    $1,690,000
Less: valuation allowance                       (1,690,000)
                                                ----------
Net deferred tax assets                         $        _
                                                ==========

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 2 _SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight_line and accelerated methods over estimated useful lives as follows:

Molds                                7 years
Furniture and office equipment       5 to 7 years

Depreciation expense for the years ended December 31, 2002 and 2001 was $25,397 and $20,530, respectively.

Inventory

Inventory is stated at the lower of cost (computed on a first_in, first_out
basis) or market.   The inventory consists of raw materials used in the
assembly and production of the emergency respiration equipment.

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

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Common stock equivalents, consisting of 2,245,000 stock options at December 31, 2002 and 6,905,000 stock options at December 31, 2001, have not been included in the calculation as their effect is antidilutive for the periods presented. Basic loss per share is computed as follows:

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

NOTE 2 _SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 ("SFAS 148"), "Accounting for Stock_Based Compensation". The provisions of SFAS 148 became effective December 15, 2002.

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 2 -_SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

Advertising is expensed as incurred.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable, collectibility is reasonably assured and delivery has occurred. As such, the Company recognizes revenue for the Respaide products and for Superstat when the product is shipped and title passes to the buyer.

Equity Securities

Equity securities issued for services rendered have been accounted for at the fair value of the securities on the date of issuance.

Stock Options

The Company accounts for stock_based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock_based Compensation, an Interpretation of APB No. 25" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock_Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non_employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96_18.

SFAS No. 123 requires the Company to provide proforma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black_Scholes options pricing model. There were no options granted during the year ended December 31, 2002. The fair value of each option granted during the year ended December 31, 2001 was estimated using the Black Scholes options pricing model with the following assumptions:

 Risk free interest rate            5.06%
 Expected life of option            3 years
 Expected volatility                171%
 Dividends                          None

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 2 _SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Less: total stock-based compensation
 expense determined using the
 Black-Scholes options pricing model
 for all awards, net of tax
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

NOTE 3 -_PATENT

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

On June 28, 2000, the Company entered into a Contract for Assignment of the rights to a BVM Bag invention. The BVM Bag is a portable emergency safety resuscitator, subject to U.S. Patent number 6,062,217. The Company acquired the rights, title and interest in the BVM Bag for the following:

1) Issuance of 120,000 shares of restricted common stock. At December 31, 2002, only 20,000 of the 120,000 shares had been issued (valued at $1.00 per share), thus, a $100,000 liability has been recorded until the remaining 100,000 shares are issued, for the following reasons:

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 3 -_PATENT (Continued)

- The rights to the invention had been fully assigned to the Company at the time of the agreement. There were no contingencies remaining to be performed by the assignor on the date of assignment.

- Because the assignor, pursuant to the original agreement, was to eventually receive potential additional shares based upon the manufacturing and marketing of commercial products employing the BVM Bag Invention, management of the Company elected to not issue 100,000 of the 120,000 shares as an incentive for the assignor to expedite the continued development of the patent into these
new products and markets.   The 100,000 shares were legally owed, however, to
the assignor at the time of the assignment.

Accordingly, because the assignor had legally fulfilled its responsibility under the agreement, the Company was legally liable to the assignor for the additional 100,000 shares. The 100,000 shares owed were originally valued at $1.00 per share, the market value of the shares on the date of the assignment.

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


NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Payable - Related Parties

Accounts payable - related parties is comprised of the following at December 31, 2002:

Patent acquisition costs (Note 3)                             $    100,000

Advances from shareholders, employees, and officers and
  accrued wages and expense reimbursements due to various
  officers and employees. Amounts are non_interest bearing,
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


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

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


NOTE 7 - STOCK OPTIONS (Continued)

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

The total amount of outstanding stock options at December 31, 2002 is summarized as follows:

                     Number            Weighted Avg
   Range of     Outstanding as of  Remaining Contractual   Weight  Avg
Exercise Price  December 31, 2002      Life (Years)       Exercise Price
  -----------     ------------         -----------         -----------
  $0.49_$0.53        760,000               1.14               $0.52
  $0.75-$1.00      1,485,000               0.38               $0.76
                  ------------
  $0.49-$1.00      2,245,000               0.64               $0.68
                  ============

Additional expense of $311,607 was recorded during the year ended December 31, 2001 arising from options granted to non_employees.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 8 -_STOCK TRANSACTIONS

On March 20, 2002, the Company issued 321,000 shares of common stock valued at $0.40 per share (equal to the market value on the date of issuance) for legal, outside accounting and managerial consulting, and marketing services rendered valued at $55,500 and in payment of related parties accounts payable totaling $72,900. The related parties accounts payable consisted primarily of accrued consulting fees.

On August 15, 2002, the Company issued the following shares of common stock:

* 714,500 shares of common stock were issued to the Company's President valued at $0.20 per share (equal to the market value on the date of issuance) in payment of $142,900 in advances made to the Company.

* 1,106,593 shares of common stock were issued to the Company's President valued at $0.20 per share (equal to the market value on the date of issuance) in payment of accrued salaries and royalties due totaling $221,319.

* 958,398 shares of common stock were issued to an officer of the Company valued at $0.20 per share (equal to the market value on the date of issuance) in payment of accrued salaries totaling $191,680.

* 331,584 shares of common stock were issued to a consultant to the Company valued at $0.20 per share (equal to the market value on the date of issuance) in payment of accrued consulting fees totaling $66,317.

* 60,000 shares of common stock were issued to a related party valued at $0.50 per share (based upon an originally agreed upon price) in lieu of outstanding debt totaling $30,000.

* 713,200 shares of common stock were issued to various consultants pursuant to an S-8 Registration Statement valued at $0.20 per share (equal to the market value on the date of issuance) for services rendered totaling $142,640.

* 525,000 shares of common stock were issued valued at $0.20 per share (equal to the market value on the date of issuance) in payment of directors fees totaling $105,000.

* 570,000 shares of common stock were issued to certain employees and other outside individuals valued at $0.20 per share (equal to the market value on the date of issuance) for services rendered valued at $114,000.

* 100,000 shares of common stock valued at $0.20 per share (equal to the market value on the date of issuance) were issued to certain directors and officers of the Company for the cancellation of 3,200,000 common stock options outstanding.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 8 -_STOCK TRANSACTIONS (Continued)

On August 15, 2002 and October 15, 2002, the Company issued a total of 300,000 shares of common stock to its interim CEO for services rendered valued at an average price of $0.37 per share (equal to the market value on the date of issuances) for a total of $111,000.

On October 25, 2002, the Company issued 100,000 shares of common stock to a director for services rendered valued at $0.28 per share (equal to the market value on the date of issuance) for a total of $28,000.

NOTE 9 -_SUBSEQUENT EVENTS

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