Form 10QSB/A
period 2003-03-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2003-07-31
CIK 1088213

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

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
March 31, 2003 and December 31, 2002
(Unaudited)
                                                    March 31,    December 31,
                                                      2003          2002
                                                   -----------   -----------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                        $     89,529  $     21,424
 Restrited cash                                          11,500             -
 Accounts receivable, net of an allowance for
  doubtful accounts of $8,500 and $8,500,
  respectively                                         102,694        16,135
 Prepaid expenses and other                             54,475        49,384
 Inventory                                              48,830        59,382
                                                   -----------   -----------
   Total Current Assets                                307,028       146,325
                                                   -----------   -----------
PROPERTY AND EQUIPMENT
 Molds                                                 112,850       112,850
 Furniture and office equipment                         47,519        45,292
 Accumulated depreciation                             (122,792)     (115,343)
                                                   -----------   -----------
   Total Property and Equipment                         37,577        42,799
                                                   -----------   -----------
OTHER ASSETS
 Deposits                                                3,462         3,462
 Patents, net                                          157,317       157,813
                                                   -----------   -----------
   Total Other Assets                                  160,779       161,275
                                                   -----------   -----------
TOTAL ASSETS                                      $    505,384  $    350,399
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                 $    113,708  $    153,231
 Accounts payable - related parties                    193,594       366,289
 Accrued expenses                                       30,615        30,615
 Note payable                                           22,208        42,272
                                                   -----------   -----------
   Total Current Liabilities                           360,125       592,407
                                                   -----------   -----------
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

NOTE 1 _ BASIS OF PRESENTATION

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
March 31, 2003 and December 31, 2002


NOTE 5 _ STOCK TRANSACTIONS

On February 20, 2003, the Company issued 636,000 shares of common stock pursuant to an S_8 registration valued at $0.22 per share (equal to the market value on the date of issuance) for legal and other services rendered valued at $128,920 and in payment of accounts payable totaling $11,000.

Also during the three months ended March 31, 2003, the Company entered into various subscription agreements through an investment company. The Company is to issue common shares at $0.18 per share. Through March 31, 2003, the Company had raised $421,825 (net of $73,500 of stock offering costs) pursuant to these agreements although the shares had not yet been issued. The shares to be issued also include one three year, non_callable warrant to purchase common stock for each dollar invested exercisable at $0.25 per share. The Company raised an additional $345,000 subsequent to March 31, 2003 pursuant to the subscription agreements.

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

Upon receipt of the 300,000 shares of Centrex, the Company immediately sold the shares for gross proceeds of $42,000. Because of the share price differences between the two companies, the Company negotiated with Centrex for a lesser amount of shares to issue. Accordingly, a total of 400,000 shares of common stock were issued to Centrex pursuant to this agreement.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
March 31, 2003 and December 31, 2002


NOTE 5 - STOCK TRANSACTIONS (Continued)

The $42,000 cash received has been recorded in the accompanying financial statements under "Stock To Be Issued" since the 400,000 shares had not yet been issued at March 31, 2003. Subsequent to March 31, 2003, the 400,000 shares were issued and recorded as an offset to the "Stock To Be Issued" account. The Company is recording the issuance of the 400,000 shares at $42,000 (or $0.105 per share), the cash proceeds received from the issuance, since there were no additional services rendered to the Company by Centrex related to the transaction.

NOTE 6 - RESTRICTED CASH

Restricted cash at March 31, 2003 represents certain proceeds from stock to be issued. Such amounts were held in a trust account at March 31, 2003 and were released to the Company in April 2003.

NOTE 7 - INVENTORY

Inventory consists of raw materials of $48,802 and $59,382 at March 31, 2003 and December 31, 2002, respectively, and finished goods of $28 and $_0_ at March 31, 2003 and December 31, 2002, respectively. Raw materials consist primarily of purchased component parts used in the assembly of the Company's products.

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
March 31, 2003 and December 31, 2002


NOTE 9 - SUBSEQUENT EVENTS (Continued)

2. Effective April 1, 2003, the Company entered into a preliminary letter of intent on an "Agreement For Assignment of Technology" with an officer of the Company whereby the officer will assign all of his rights, title and interest in various technology, patents and patent applications to the Company. In consideration of the assignments, the Company will issue 3,250,000 shares of outstanding common stock to the officer valued at $0.26 per share (the market value of the shares on the date of issuance) plus $130,000 cash. The officer is to receive a 1% royalty on the gross sales of any and all products utilizing the technology.

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

General
-------
Since inception, the Company has been involved in the development of its technology. During this time, revenues have not been adequate to cover operating expenses and the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity placements. As of the quarter ended March 31, 2003, the Company had offset its accumulated deficit in this manner. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. Although the Company believes its technology to be very valuable in the economic sense, this value is not quantified as such on the Company's Balance Sheet.

Results of Operations
---------------------
Three Months Ended March 31, 2003 compared with 2002
----------------------------------------------------
Revenues: During the three months ended March 31, 2003, the Company reported revenues of $100,956 compared to $95,744 for the three months ended March 31, 2002. This represents a slight increase overall of approximately 5.4%. Revenues have been generated in part from the sale of the emergency CPR assistance device ($50,581 and $41,344 for the three months ended March 31, 2003 and 2002, respectively) and the Company is now focusing on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures. Additionally, the Company generated revenues related to Superstat, a modified collagen hemostat, for which they have exclusive distribution rights to the U.S. government and military. Revenues related to Superstat were $50,375 and $54,400 for the three months ended March 31, 2003 and 2002, respectively. This represents a slight decrease from 2002 to 2003 due to slightly declined revenues from the military. The Company recently secured exclusive distribution rights to foreign governments and militaries for SuperStat. For the three months ended March 31, 2003 and 2002, the approximate percentage of revenues derived from sales to the government were 96% and 84%, respectively. Governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military.

Cost of Sales: During the three months ended March 31, 2003, the Company reported cost of sales of $64,101 compared to $59,266 for the three months ended March 31, 2002. This represents a slight increase of approximately 8.2%. This increase is relatively consistent with the increase in revenues with a slight increase due to minor margin decreases. Costs as a percentage of sales were 64% for the three months ended March 31, 2003 compared to 62% for the three months ended March 31, 2002. The Company expects costs as a percentage of sales to be approximately 62%-67% in the future unless significant changes occur in the cost of materials. The significant components of the Company's cost of sales include actual product cost, including outsourced manufacturing and packaging, freight and shipping, and royalties paid on revenues generated.

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

Research and development: Research and development costs increased from $700 to $1,744 during the quarters ended March 31, 2002 and 2003, respectively.
The Company intends to bring additional products to market during the next twelve months. The research and development costs for testing, validation and FDA filings for these potential new products are estimated to range from $25,000 to $35,000 during the next twelve months. An additional $60,000 to $70,000 may also be required for the commission of molds for these potential new products. These R&D costs are expected to be paid using the funds raised during early 2003. The significant components of the Company's research and development costs include prototype development and materials, governmental filings and laboratory testing.

Depreciation and amortization expense: Depreciation and amortization expense increased from $9,874 to $10,589 during the three months ended March 31, 2002 and 2003, respectively. Cost of sales, general and administrative expenses, and research and development cost captions do not include any depreciation or amortization costs for each period presented.

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

Due to the increased exposure and liability for public entities, the cost of the Company's liability insurance has increased substantially over the past several years. The Company's insurance policies cover general/product, directors and officers, and employment practices liability. Currently, the cost of this insurance coverage is approximately $70,000 annually. The Company does not expect the cost to increase substantially, however, over the next few years.


During the three months ended March 31, 2003, the Company issued 636,000 shares of common stock, valued at $0.22 per share, for legal, outside accounting and managerial consulting, and marketing services rendered totaling $128,920 and in payment of accounts payable totaling $11,000.

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

Upon receipt of the 300,000 shares of Centrex, the Company immediately sold the shares for gross proceeds of $42,000. Because of the share price differences between the two companies, the Company negotiated with Centrex for a lesser amount of shares to issue. Accordingly, a total of 400,000 shares of common stock were issued to Centrex pursuant to this agreement.

The $42,000 cash received has been recorded in the accompanying financial statements under "Stock To Be Issued" since the 400,000 shares had not yet been issued at March 31, 2003. Subsequent to March 31, 2003, the 400,000 shares were issued and recorded as an offset to the "Stock To Be Issued" account. The Company is recording the issuance of the 400,000 shares at $42,000 (or $0.105 per share), the cash proceeds received from the issuance, since there were no additional services rendered to the Company by Centrex related to the transaction.

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

At March 31, 2003, we had a working capital deficit of $53,097. The Company had current assets of $307,028 consisting of cash and cash equivalents of $101,029, accounts receivable of $102,694, inventory of $48,830 and prepaid expenses and other of $54,475. The Company's remaining assets consist of property and equipment (net) totaling $37,577, patents, net of accumulated amortization, totaling $157,317 and deposits of $3,462. Accounts receivable are significantly higher at March 31, 2003 ($102,694) as compared to December 31, 2002 ($16,135) because of certain revenues generated in late March 2003 for which cash collections were not received until subsequent to March 31, 2003. The accounts receivable, net of the allowance for doubtful accounts of $8,500, at March 31, 2003 are considered to be fully collectible.

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

During our current fiscal year 2003, we expect that we will be able to continue measures that will (i) reduce unnecessary cash outflows, (ii) increase revenues through our improved marketing effort; and (iii) raise additional needed working capital, if required, through the issuance of our stock for services and cash, or other equity or debt financing.

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

Product development efforts remain an important priority of the Company's business plans, but the Company's primary focus is on increasing its product sales.

Subsequent Event
----------------
Effective April 1, 2003, the Company entered into a preliminary letter of intent on an "Agreement For Assignment of Technology" with Douglas Beplate, an officer of the Company, whereby he will assign all of his rights, title and interest in various technology, patents and patent applications to the Company. In consideration of the assignments, the Company will issue 3,250,000 shares of outstanding common stock to the officer valued at $0.26 per share (the market value of the shares on the date of issuance) plus $130,000 cash. Mr. Beplate is to receive a 1% royalty on the gross sales of any and all products utilizing the technology. The $130,000 will be paid to Mr. Beplate from the private placement funds received by the Company during May 2003.

Impact of Inflation
-------------------
At this time, we do not anticipate that inflation will have a material impact on our current or future operations.

                              ITEM 3.
                       CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on May 6, 2003.

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

Also during the three months ended March 31, 2003, the Company entered into various subscription agreements through an investment company. The Company is to issue common shares at $0.18 per share. Through March 31, 2003, the Company had raised $421,825 (net of $73,500 of stock offering costs) pursuant to these agreements although the shares had not yet been issued. The shares to be issued also include one three year, non_callable warrant to purchase common stock for each dollar invested exercisable at $0.25 per share. The Company raised an additional $345,000 subsequent to March 31, 2003 pursuant to the subscription agreements.

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

Upon receipt of the 300,000 shares of Centrex, the Company immediately sold the shares for gross proceeds of $42,000. Because of the share price differences between the two companies, the Company negotiated with Centrex for a lesser amount of shares to issue. Accordingly, a total of 400,000 shares of common stock were issued to Centrex pursuant to this agreement.

The $42,000 cash received has been recorded in the accompanying financial statements under "Stock To Be Issued" since the 400,000 shares had not yet been issued at March 31, 2003. Subsequent to March 31, 2003, the 400,000 shares were issued and recorded as an offset to the "Stock To Be Issued" account. The Company is recording the issuance of the 400,000 shares at $42,000 (or $0.105 per share), the cash proceeds received from the issuance, since there were no additional services rendered to the Company by Centrex related to the transaction.

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

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

  Emergency Filtration Products, Inc.


 Date:  July 30, 2003                 By: /s/Douglas K. Beplate
                                   Douglas K. Beplate, President

 Date:  July 30, 2003                 By: /s/Steve M. Hanni
                                   Steve M. Hanni, Chief Financial Officer

CERTIFICATIONS

I, Douglas Beplate, certify that:

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

Date: July 30, 2003   /S/Steve M. Hanni, Principal Financial Officer