Form 10QSB
period 2003-06-30
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2003-08-14
CIK 1088213

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

OR

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                    COMMISSION FILE NUMBER 000-27421

                   EMERGENCY FILTRATION PRODUCTS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              NEVADA                              87-0561647
   -------------------------------            -------------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)

    175 Cassia Way, Suite A115
           Henderson, Nevada                        89014
----------------------------------------          ----------
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

At June 30, 2003, there were outstanding 27,265,517 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                  PART I

                             FINANCIAL INFORMATION

                                  Item 1.

                           FINANCIAL STATEMENTS
                                (UNAUDITED)

TABLE OF CONTENTS

                                                                 Page
                                                                 ____

Part I Financial Information

Item 1. Financial Statements

Balance Sheets
June 30, 2003(Unaudited) and December 31, 2002...............      3

Statements of Operations (Unaudited)
For the three months and six months ended
June 30, 2003 and 2002.......................................      4

Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2003 and 2002..............      5

Notes to the Financial Statements............................      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................     10

Item 3. Controls and Procedures...............................     10

Part II Other Information

Item 1. Legal Proceedings.....................................     15

Item 2. Change in Securities..................................     15

Item 3. Defaults by the Company on its
        Senior Securities ....................................     16

Item 4. Submission of Matter to a Vote
        Of Security Holders ..................................     16

Item 5. Other Information .....................................    17

Item 6. Exhibits and Reports on Form 8-K....,,.................    17

Signatures.....................................................    17

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
June 30, 2003 and December 31, 2002
                                                   June 30,     December 31,
                                                     2003           2002
                                                  (Unaudited)
                                                 ------------   ------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                      $     295,233  $      21,424
 Accounts receivable, net of allowance for
  doubtful accounts of $7,700 and $8,500              172,563         16,135
 Prepaid expenses and other                            61,410         49,384
 Inventory                                            111,294         59,382
                                                 ------------   ------------
   Total Current Assets                               640,500        146,325
                                                 ------------   ------------
PROPERTY AND EQUIPMENT
 Molds                                                144,223        112,850
 Furniture and equipment                               81,860         45,292
 Accumulated depreciation                            (130,284)      (115,343)
                                                 ------------   ------------
   Total Property and Equipment                        95,799         42,799
                                                 ------------   ------------
OTHER ASSETS
 Deposits                                               8,287          3,462
 Patents and acquired technology, net
  of accumulated amortization of
  $55,648 and $33,031                               1,113,174        157,813
                                                 ------------   ------------
   Total Other Assets                               1,121,461        161,275
                                                 ------------   ------------
TOTAL ASSETS                                    $   1,857,760  $     350,399
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable - unrelated parties           $      96,311  $     153,231
 Accounts payable - related parties                   280,707        366,289
 Accrued expenses                                      30,615         30,615
 Note payable                                           6,451         42,272
                                                 ------------   ------------
   Total Current Liabilities                          414,084        592,407
                                                 ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001; authorized
  50,000,000 shares; 27,265,517 and 17,467,700
  shares issued and outstanding, respectively          27,265         17,468
 Additional paid in capital                         9,269,414      7,223,517
 Accumulated deficit                               (7,853,003)    (7,482,993)
                                                 ------------   ------------
   Total Stockholders' Equity (Deficit)             1,443,676       (242,008)
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                      $   1,857,760  $    350,399
                                                 ============   ============

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Three Months and Six Months Ended June 30, 2003 and 2002
(Unaudited)

                      For the Three Months Ended   For the Six Months Ended
                                June 30,                    June 30,
                           2003          2002          2003          2002
                       -----------   -----------   -----------   -----------
NET SALES             $    271,502  $     26,221  $    372,458  $    121,965

COSTS AND EXPENSES
 Cost of sales             178,823        18,160       242,924        77,426
 Depreciation and
  amortization              26,970        10,065        37,559        19,939
 Research and
  development                2,027             -         3,771           700
 General and
  administrative           215,040       153,779       455,578       365,637
                       -----------   -----------   -----------   -----------
   Total Expenses          422,860       182,004       739,832       463,702
                       -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS      (151,358)     (155,783)     (367,374)     (341,737)
                       -----------   -----------   -----------   -----------

 Interest expense           (2,174)       (1,727)       (2,636)       (2,152)
                       -----------   -----------   -----------   -----------

NET LOSS              $   (153,532) $   (157,510) $   (370,010) $   (343,889)
                       ===========   ===========   ===========   ===========
BASIC LOSS
 PER SHARE            $      (0.01) $      (0.01) $      (0.02) $      (0.03)
                       ===========   ===========   ===========   ===========
WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING     24,513,947    11,988,425    21,147,327    11,848,320
                       ===========   ===========   ===========   ===========







The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)
                                                     2003           2002
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $    (370,010) $    (343,889)
 Adjustments to reconcile net loss to net
  cash (used in) operating activities:
  Depreciation and amortization                        37,559         19,939
  Common stock issued for services                    187,720         55,500
 Changes in operating assets and liabilities:
  Accounts receivable                                (156,428)        (6,930)
  Prepaid expenses and other                          (26,825)        59,881
  Inventory                                           (51,912)        10,601
  Deposits                                             (4,825)           679
  Accounts payable and accounts payable
   - related parties                                  143,568         42,500
  Accrued expenses                                          -             (9)
                                                 ------------   ------------
   Net Cash Used In Operating Activities             (241,153)      (161,728)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                (67,941)        (2,290)
 Patent and technology costs                         (132,979)          (940)
                                                 ------------   ------------
   Net Cash Used In Investing Activities             (200,920)        (3,230)
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock issuances                      1,182,324              -
 Stock offering costs                                (170,350)             -
 Advances from shareholders                                 -        186,900
 Repayments of advances from shareholders            (275,070)             -
 Payment on notes payable                             (21,022)       (14,651)
                                                 ------------   ------------
   Net Cash Provided by Financing Activities          715,882        172,249
                                                 ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             273,809          7,291

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       21,424              -
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $     295,233  $       7,291
                                                 ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid For:
 Interest                                       $       2,636  $       2,152

Non-Cash Investing and Financing Activities
 Common stock issued for services               $     187,720  $      55,500
 Common stock issued for accounts payable       $      56,325  $      72,900
 Non-cash reduction in note payable             $      14,799  $           -
 Common stock issued for patent rights and
  acquired technology                           $     845,000  $           -

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2003 and December 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, from which the balance sheet information as of that date is derived. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months and six months ended June 30, 2003 and 2002:

                                     For the Three Months Ended
                                               June 30,
                                          2003          2002
                                      -----------   -----------
Net loss available to
 common shareholders                 $   (153,532) $   (157,510)
                                      ===========   ===========

Weighted average shares                24,513,947    11,988,425

Effect of dilutive securities                   _             _
                                      -----------   -----------
                                       24,513,947    11,988,425
                                      ===========   ===========
Basic loss per share (based
 on weighted average
 shares)                             $      (0.01) $      (0.01)
                                      ===========   ===========

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2003 and December 31, 2002

NOTE 2 - LOSS PER SHARE (Continued)

                                      For the Six Months Ended
                                               June 30,
                                          2003          2002
                                      -----------   -----------
Net loss available to
 common shareholders                 $   (370,010) $   (343,889)
                                      ===========   ===========

Weighted average shares                21,147,327    11,848,320
Effect of dilutive securities                   _             _
                                      -----------   -----------
                                       21,147,327    11,848,320
                                      ===========   ===========
Basic loss per share (based
 on weighted average
 shares)                             $      (0.02) $      (0.03)
                                      ===========   ===========

Weighted average shares issuable upon the exercise of stock options, which were not included in the above calculations, were approximately 1,545,000 and 6,100,000 in the three month and six month periods ended June 30, 2003 and 2002, respectively, because they were antidilutive.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $7,853,003 at June 30, 2003. As discussed in Note 4, the Company has raised approximately $1,011,000 through the issuance of common shares pursuant to an SB-2 registration during the six months ended June 30, 2003. These funds have been used to retire outstanding debt, to acquire additional molds and equipment to be used in operations, and for ongoing working capital. Nevertheless, the Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which include a) continued product development efforts, and b) continuing efforts to increase its product sales in the U.S. and internationally. For example, during April 2003, the Company entered into an agreement with a Taiwan based company (the "Contractor") whereby the Contractor will manufacture, distribute, market and sell the Company's new environmental mask to the Asian markets. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. The Contractor has just recently begun production of the environmental masks discussed above and the Company expects sales to increase during the third quarter of 2003 as a result of the Contractor's marketing and sales in the Asian market.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2003 and December 31, 2002

NOTE 3 - GOING CONCERN (Continued)

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

NOTE 4 - STOCK TRANSACTIONS

On February 20, 2003, the Company issued 636,000 shares of common stock pursuant to an S-8 registration valued at $0.22 per share (equal to the market value on the date of issuance) for legal and other services rendered valued at $128,920 and in payment of accounts payable totaling $11,000.

Effective April 1, 2003, the Company entered into an "Agreement For Assignment of Technology" with the President of the Company, whereby the President assigned all of his rights, title and interest in various technology, patents and patent applications to the Company. This agreement also included the rescission of the 5% royalty included in the original agreement with the President entered into during 1996 on the original technology. In consideration of the assignments, the Company issued 3,250,000 shares of outstanding common stock to the President valued at $0.26 per share (market value on the date of issuance) plus $130,000 cash, for a total value of $975,000. In addition, the President is to receive a 1% royalty on the gross sales of any and all products utilizing the technology. The consideration paid for this technology was approved by the Board of Directors, and the President abstained from the vote.

Also during the six months ended June 30, 2003, the Company entered into various subscription agreements through an investment banking company to issue common shares at $0.18 per share. Through June 30, 2003, the Company had raised $840,325 (net of $105,350 of stock offering costs) pursuant to these agreements and issued a total of 4,668,483 shares of common stock. Pursuant to this offering, the Company also granted a total of 840,325 three-year, noncallable warrant to purchase common stock for each dollar invested, exercisable at $0.25 per share. Also, as part of the agreement with the investment banking company, the Company paid the investment banking company a placement fee of 13% of the gross proceeds raised. An additional 695,000 of the above mentioned warrants were issued to the investment banking company as a finder's fee. A total of 1,535,325 warrants were granted pursuant to these agreements.

In May 2003, the Company issued an additional 750,000 shares of common stock to various accredited investors in a separate private placement at $0.40 per share and received total proceeds of $235,000 (net of $65,000 of stock offering costs). Pursuant to the related agreement, the Company granted 300,000 three-year, noncallable warrants to purchase common stock for each dollar invested, exercisable at $0.50 per share. An additional 105,000 of these warrants were issued to an investment banking company as a finder's fee. A total of 405,000 warrants were granted pursuant to this agreement.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2003 and December 31, 2002

NOTE 4 -STOCK TRANSACTIONS (Continued)

In January 2003, in anticipation of a possible joint marketing or joint venture with Centrex, Inc. (Centrex), the Company entered into a letter of intent whereby the Company and Centrex would exchange common shares as follows:

 - The Company was to issue 450,000 shares of restricted common stock, which shares were to have "piggyback" registration rights to be included in a registration of the shares by the Company on Form SB-2.

 - Centrex would issue 300,000 shares of its registered common stock to the Company.

Upon receipt of the 300,000 shares of Centrex, the Company immediately sold the shares for gross proceeds of $42,000. Because of the share price differences between the two companies, the Company negotiated with Centrex to enable it to issue a lesser number of shares. Accordingly, a total of 400,000 shares of common stock were issued to Centrex during May 2003 pursuant to this agreement. The Company is recording the issuance of the 400,000 shares at $42,000 (or $0.105 per share), the cash proceeds received from the immediate sale of the Centrex shares received in exchange therefor, since there were no additional services rendered to the Company by Centrex related to the transaction.

During May 2003, the Company issued an additional 93,334 shares of common stock valued at $58,800 or $0.63 per share (equal to the market value on the date of issuance) for legal and other services rendered.

NOTE 5 - CONTINGENCIES

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

General
-------
The Company is in the business of producing masks and filters for medical devices that are designed to reduce the possibility of transmission of contagious diseases. The Company is also a distributor of a blood clotting device for surgery, trauma and burn wound management.

The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered rotary isolation valve and the rights to certain other technologies related to environmental masks. Rights pertaining thereto include the right to maintain, sell and improve the devices, and to license those rights. Although the Company believes its technology to be very valuable in the economic sense, this value is not quantified as such on the Company's balance sheet.

Critical Accounting Policies and Estimates
------------------------------------------

The Company has capitalized certain costs related to patents and technology acquired in the second quarter of 2003 based upon the fair market value of the consideration given up, ie. cash payments made and the undiscounted trade market value of the common shares issued. Market value of the common shares issued was used because the consideration paid for the technology was approved by the Board of Directors, and the President abstained from the vote. The President's holdings of the Company's common stock constituted substantially less than a controlling interest both before and after this transaction. Amortization of the resultant asset will be in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".


Results of Operations
---------------------
Three Months and Six Months Ended June 30, 2003 compared with 2002
------------------------------------------------------------------
Revenues: During the three months and six months ended June 30, 2003, the Company reported revenues of $271,502 and $372,458, respectively, compared to $26,221 and $121,965, respectively, for the three months and six months ended June 30, 2002.

Revenues for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 increased substantially (935%) because of the substantial increase in orders from the military due to ongoing international conflicts such as Iraq. Revenues for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 increased by approximately 205% for the same reasons mentioned above. The US military has substantially increased their orders during 2003 due to ongoing international conflicts throughout the world and the Company is now focusing on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures. Revenues have been generated in part from the sale of the emergency CPR assistance device ($54,552 and $18,297 for the three months ended June 30, 2003 and 2002, respectively, and $105,133 and $59,641 for the six months ended June 30, 2003, respectively). Additionally, the Company generated revenues related to Superstat, a modified collagen hemostat, for which they have exclusive distribution rights to the U.S. government and military. Revenues related to Superstat were $216,950 and $7,924 for the three months ended June 30, 2003 and 2002, respectively, and $267,325 and $62,324 for the six months ended June 30, 2003, respectively. This represents a significant increase from 2002 to 2003 for Superstat as a result of the increased orders from the US military as described above. The Company recently secured exclusive distribution rights to foreign governments and militaries for SuperStat. For the three months ended June 30, 2003 and 2002, the approximate percentage of revenues derived from sales to the military was 95% and 89%, respectively. For the six months ended June 30, 2003 and 2002, the approximate percentage of revenues derived from sales to the government was 95% and 88%, respectively. In addition to competition from other companies that may offer alternative products, the Company's sales to the military are dependent on the current state of foreign affairs and international conflicts with a U.S. military presence and the resulting perceived need for emergency products in the US military.

Cost of Sales: During the three months and six months ended June 30, 2003, the Company reported cost of sales of $178,823 and $242,924, respectively, compared to $18,160 and $77,426, respectively, for the three months and six months ended June 30, 2002. This represents an increase of approximately 885% for the three months ended June 30, 2003 and approximately 214% for the six months ended June 30, 2003. These increases are relatively consistent with the increases in revenues for the same periods with a slight increase due to minor margin decreases. Costs as a percentage of sales were 66% and 65% for the three months and six months ended June 30, 2003, respectively, compared to 69% and 63% for the three months and six months ended June 30, 2002, respectively. The Company expects costs as a percentage of sales to be approximately 62%-67% in the future unless significant changes occur in the cost of materials. The significant components of the Company's cost of sales include actual product cost, including outsourced manufacturing and packaging, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: General and administrative expenditures increased for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 to $214,807 from $153,779, representing an increase of approximately 40%. General and administrative expenditures increased for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 to $455,345 from $365,637, representing an increase of approximately 25%.

These increases from 2002 to 2003 were primarily due to various common stock issuances to outside consultants for services rendered during 2003. Common stock issued for services totaled $187,720 for the six months ended June 30, 2003 compared to $55,500 for the six months ended June 30, 2002. The Company does not expect to incur additional significant consulting expenses through the issuance of common stock in the near future. The significant components of our operating expenses include salaries and wages, consulting and other professional services, product and liability insurance and office rent.

Research and development: Future research and development costs for testing, validation and FDA filings for potential new products are estimated to range from $25,000 to $35,000 during the next twelve months. An additional $60,000 to $70,000 may also be required for the commission of molds for these potential new products. These R&D costs are expected to be paid using the funds raised during early 2003. The significant components of the Company's planned research and development activities include prototype development and materials, governmental filings and laboratory testing.

Depreciation and amortization expense: Depreciation and amortization expense increased from $10,065 and $19,939 to $26,970 and $37,559 during the three months and six months ended June 30, 2002 and 2003, respectively. Cost of sales, general and administrative expenses, and research and development cost captions do not include any depreciation or amortization costs for each period presented.

Other Expense: Interest expense increased from $1,727 and $2,152 to $2,174 and $2,636 during the three months and six months ended June 30, 2002 and 2003, respectively. The Company's interest expense is primarily due to the Company's financing of its liability insurance.

Net loss: We had a net loss of $153,532 for the three months ended June 30, 2003 or $0.01 per share based on a weighted average of 24,513,947 common shares outstanding, compared to a net loss of $157,510 for the three months ended June 30, 2002 or $0.01 per share based on a weighted average of 11,988,425 common shares outstanding. We had a net loss of $370,010 for the six months ended June 30, 2003 or $0.02 per share based on a weighted average of 21,147,327 common shares outstanding, compared to a net loss of $343,889 for the six months ended June 30, 2002 or $0.03 per share based on a weighted average of 11,848,320 common shares outstanding.

Income taxes: At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,448,000 that may be offset against future taxable income. These operating loss carryforwards expire in the years 2009 through 2022. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount. In addition, the Company is incorporated in the State of Nevada, which has no corporate state income tax. Accordingly, no provision for state income tax expense or benefit has been recorded in these financial statements.

Liquidity and Capital Resources
-------------------------------

Since inception, revenues have not been adequate to cover operating expenses and the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity placements. As of the quarter ended June 30, 2003, the Company had offset its accumulated deficit in this manner.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $7,853,003 at June 30, 2003. Accordingly, in their report on the Company's latest annual financial statements, its independent auditors expressed substantial doubt about the Company's ability to continue as a going concern.

However, the Company raised an aggregate of $1,011,974 (net of $170,350 of stock offering costs) through the sale of 5,418,483 common shares through June 30, 2003. The Company issued these common shares at prices ranging from $0.18 and $0.40 per share. In connection with the common share issuances, the Company also granted 1,940,325 three-year, noncallable warrants to purchase common stock for each dollar invested, exercisable at prices ranging from $0.25 to $0.50 per share. The shares purchased and the shares underlying the warrants have been included on a registration statement on Form SB-2 which the Company has filed with the SEC. See Part II, Item 2, Changes in Securities.

At June 30, 2003, we had working capital of $226,416. The Company had current assets of $640,500 consisting of cash and cash equivalents of $295,233, accounts receivable of $172,563, inventory of $111,294 and prepaid expenses and other of $61,410. The Company's remaining assets consist of property and equipment (net) totaling $95,799, patents and acquired technology, net of accumulated amortization, totaling $1,113,174 and deposits of $8,287.
Accounts receivable are significantly higher at June 30, 2003 ($172,563) as compared to December 31, 2002 ($16,135) because of certain revenues generated in late June 2003 for which cash collections were not received until subsequent to June 30, 2003. The accounts receivable, net of the allowance for doubtful accounts of $7,700 at June 30, 2003 are considered to be fully collectible.

Current liabilities consist mainly of operating accounts payable totaling $96,311, as well as advances from related parties and accrued wages to various officers and employees totaling $280,707. Accrued expenses totaled $30,615 and a note payable for the Company's liability insurance totaled $6,451 at June 30, 2003.

Net cash used in operations was $241,153 for the six months ended June 30, 2003. Net cash used in operations was $161,728 for the six months ended June 30, 2002. Cash used by our operating activities for the periods ended June 30, 2003 and 2002 was funded primarily by the issuance of common stock for cash and shareholder advances.

Net cash used in investing activities was $200,920 and $3,230 for the six months ended June 30, 2003 and 2002, respectively, due to the acquisition of additional molds and property and equipment needed for operations, acquired patents and technology from the Company's President, and additional expenditures related to the Company's existing patents.

For the six months ended June 30, 2003, cash from financing activities totaled $715,882 consisting of $1,182,324 in proceeds on the issuance of common stock less stock offering costs of $170,350, repayment of shareholder advances totaling $275,070 and payments on the outstanding note payable totaling $21,022. For the six months ended June 30, 2002, cash from financing activities totaled $172,249, primarily from advances from shareholders totaling $186,900 and payments on the note payable totaling $14,651.

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

Impact of Inflation
-------------------
At this time, we do not anticipate that inflation or changes in interest rates will have a material impact on our current or foreseeable future operations.

                              ITEM 3.
                       CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on August 5, 2003.

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

                 ITEM 2 - CHANGES IN SECURITIES

During the six months ended June 30, 2003, the Company entered into various subscription agreements through an investment banking company to issue common shares at $0.18 per share. Through June 30, 2003, the Company had raised $840,325 (net of $105,350 of stock offering costs) pursuant to these agreements and issued a total of 4,668,483 shares of common stock. Pursuant to this offering, the Company also granted a total of 840,325 three-year, noncallable warrant to purchase common stock for each dollar invested exercisable at $0.25 per share. Also, as part of the agreement with the investment banking company, the Company paid the investment banking company a placement fee of 13% of the gross proceeds raised. An additional 695,000 of the above mentioned warrants were issued to the investment banking company as a finder's fee. A total of 1,535,325 warrants were granted pursuant to these agreements.

During May 2003, the Company issued an additional 750,000 shares of common stock to various accredited investors in a separate private placement at $0.40 per share and received total proceeds of $235,000 (net of $65,000 of stock offering costs). Pursuant to this agreement, the Company granted 300,000 three-year, noncallable warrants to purchase common stock for each dollar invested exercisable at $0.50 per share. An additional 105,000 of these warrants were issued to an investment banking company as a finder's fee. A total of 405,000 warrants were granted pursuant to this agreement.

In January 2003, in anticipation of a possible joint marketing or joint venture with Centrex, Inc. (Centrex), the Company entered into a letter of intent whereby the Company and Centrex exchanged common shares as follows:

Upon receipt of 300,000 shares of Centrex, the Company immediately sold the shares for gross proceeds of $42,000. Because of the share price differences between the two companies, the Company negotiated with Centrex to enable it to issue a lesser number of shares. Accordingly, a total of 400,000 shares of common stock were issued to Centrex during May 2003 pursuant to this agreement. The Company is recording the issuance of the 400,000 shares at $42,000 (or $0.105 per share), the cash proceeds received from the immediate sale of the Centrex shares received in exchange therefore, since there were no additional services rendered to the Company by Centrex related to the transaction.

During May 2003, the Company issued an additional 93,334 shares of common stock valued at $58,800 of $0.63 per share (equal to the market value on the date of issuance) for legal and other services rendered.

The shares issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder. However, the Company was required, pursuant to the above agreements, to file a registration statement with the United States Securities & Exchange Commission on Form SB-2, to register the above mentioned shares and use its best efforts to ensure that such registration statement is declared effective within 90 days from the filing date. The Company has filed the registration statement with the SEC although it has not yet been declared effective.

Effective April 1, 2003, the Company entered into an "Agreement For Assignment of Technology" with the President of the Company whereby the President assigned all of his rights, title and interest in various technology, patents and patent applications to the Company. In consideration of the assignments, the Company issued 3,250,000 shares of outstanding common stock to the President valued at $0.26 per share (equal to the market price of the shares on the date of issuance) plus $130,000 cash, for a total value of $975,000. The officer is to receive a 1% royalty on the gross sales of any and all products utilizing the technology.

The shares issued in the foregoing transaction were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.


           ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
  None.

           ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

           ITEM 5 - OTHER INFORMATION
  None.

                ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 31.1 - Certification of principal executive officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

   Exhibit 31.2 - Certification of principal financial officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

   Exhibit 32.1 - Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   Exhibit 32.2 - Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. The following reports on Form 8-K were filed in the quarter ended June 30, 2003:

(1) Current Report on Form 8-K filed May 21, 2003 reporting the resignation of PricewaterhouseCoopers, LLP as the Company's independent accountants.

(2) Current Report on Form 8-K filed June 19, 2003 reporting the engagement of Piercy, Bowler, Taylor & Kern to act as the Company's independent accountants.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Emergency Filtration Products, Inc.


 Date:  August 14, 2003                 By: /s/Douglas K. Beplate
                                        Douglas K. Beplate, President

 Date:  August 14, 2003                 By: /s/Steve M. Hanni
                                        Steve M. Hanni, CFO