Form 10KSB/A
period 2002-12-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2003-10-23
CIK 1088213

               U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549

                              FORM 10-KSB/A
                             AMENDMENT NO. 2

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2002

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From ________ to_________

                       Commission File No. 000-27421

                   EMERGENCY FILTRATION PRODUCTS, INC.
     ---------------------------------------------------------------
    (Exact Name of Small Business Issuer as Specified in its Charter)

           NEVADA                                     87-0561647
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

175 Cassia Way, Suite A115, Henderson, Nevada          89014
---------------------------------------------        ----------
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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

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

NONE

TABLE OF CONTENTS

                                                                 Page
                                                                 ----

Item 1.   Description of Business............................      4

Item 2.   Description of Property............................     10

Item 3.   Legal Proceedings..................................     10

Item 4.   Submission of Matter to Vote of
          Security Holders...................................     10

Item 5.   Market for Common Registrant Equity
          and Related Stockholder Matters.....................    10

Item 6.   Management's Discussion and Analysis
          or Plan of Operation................................    13

Item 7.   Financial Statements................................    17

Item 8.   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure..........................................    17

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act...................    18

Item 10.  Executive Compensation..............................    21

Item 11.  Security Ownership of Certain
          Beneficial Owners and Management....................    22

Item 12.  Certain Relationships and
          Related Transactions................................    23

Item 13.  Exhibits and Reports on Form 8-K....................    26

Item 14.  Controls and Procedures ............................    27

Signatures....................................................    27

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

The Company is a specialty filter products company that has developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems. The Company is currently marketing or developing the following:

- Respaide CPR Isolation Mask, an internationally patented (within the United States, Australia, Germany, France, United Kingdom and applied for in Canada) dual-filtered vapor isolation valve (VIV) technology currently being marketed in CPR isolation masks to protect emergency response personnel against infectious diseases during mouth to mouth resuscitation. The Company has received FDA approval for its RespAide CPR isolation mask incorporating a proprietary filter, and has established manufacturing and distribution of complete units and replacement filters. In tests performed pursuant to the requirements of the FDA testing procedures, these masks were found to be greater than 99.9% effective against bacterial and viral transmission - the highest rating testing labs will issue for medical devices. These masks were introduced in 1997 and are considered our flagship product. They currently account for a significant amount of overall sales. The patents for this product are assigned to Emergency Filtration.

- Disposable Filters for BVMs. The same filter used in the RespAide product described above is ideal for reducing the risk of exposure to airborne pathogens (viruses and bacteria) and equipment contamination during use of bag valve mask (BVM) resuscitation devices. The disposable filter keeps the equipment contaminant-free, thereby reducing risk of exposure to virus and bacteria to emergency response personnel. The filter is placed between the bag valve and the mask and is single use.

The Company has received FDA 510K approval for the filter as a Class II medical device. The filter was introduced in 1997 as a component of the RespAide device and currently accounts for a significant amount of overall sales. The patents for the filter are assigned to the Company.

- Superstat. The Company markets Superstat, a hemostatic collagen that provides rapid, safe, effective surgical hemostasis (clotting of the blood) for surgery, trauma and burn wound management. Superstat is a collagen derived, highly purified, acid washed polypeptide material to which a small amount of calcium is added. The resulting mixture is suspended in a de-ionized, bacteria free water, and then freeze dried to produce a porous spongy wafer which melts upon contact with blood. Superstat dissolves in 2 to 3 minutes and does not have to be removed. The Company holds the exclusive distribution rights (Emergency Filtration is the only authorized distributor for military customers) to all military medical installations of the United States and all other national governments not in conflict or subject to other legal restrictions with the United States (See Manufacturing and Distribution Agreements below). The original distribution agreement was executed in February 1998 and amended to add international territories in April 2001. The agreement automatically renews for one year periods unless terminated by either party. Superstat sales account for a significant amount of our overall sales.

The Company currently holds military national stocking numbers for the RespAide CPR isolation mask, the replacement filters and for Superstat. These stocking numbers make the products acceptable for inventory in all four branches of the military and the U.S. Coast Guard. These stocking numbers were assigned to the Company after completing an acceptance process with the Defense Medical Standardization Board and will remain valid for as long as there is procurement activity associated with these numbers. The Company received and fulfilled orders from the U.S. Navy and the Defense Supply Center Philadelphia for the products during 2002 and 2001.

The following products are in various stages of development, production and market entry for future sale and have not produced any revenue for the Company to date:

- Breathing Circuit Filters. To extend its market reach from emergency response sites to the vast number of respiratory procedures conducted within medical facilities, the Company has introduced two new configurations of its technology, a one-way and a two-way breathing circuit filter for applications where ambient air flow must pass evenly in both directions while still protecting equipment and hoses. The filters are used inline with circuitry, hoses and anesthesia, ventilation and respiratory equipment. The use of the filter serves to remove viruses and bacteria from the airflow, control the moisture delivered to the patient and keep equipment contaminant free. The Company has received FDA 510K approval for the filters as Class II medical devices. The breathing circuit filter was introduced in 2002, however this product does not account for any sales to date. In an effort to promote market entry, additional configurations with variations of moisture output are being developed. No additional FDA filings will be required. The patents for the filters are assigned to Emergency Filtration.

- ELVIS BVM. The Company has designed another configuration of their technology called ELVIS (Emergency Life Support Ventilation and Intubation System) for the BVM market. The product is a self-contained nebulizer (a device that delivers medicine in aerosol form) and a bag with built-in CO(2) monitoring capabilities. Patents have been granted for this product and the Company has executed an agreement whereby it acquired the rights for commercial exploitation of the patents. A working prototype is currently being worked on although the completion date is currently unknown. Upon completion of a working prototype, the Company will determine the marketing plan for the product. The Company is currently negotiating manufacturing arrangements, the outcome of which is also currently unknown. An 510K application will likely be filed with the FDA at a later date. A product submitted to the FDA under a 510K application will be subject to an approval process that will last an indeterminate amount of time and may or may not be approved. The Company plans to introduce ELVIS in the future. ELVIS currently does not account for any of our sales.

- Personal Environmental Mask. Another configuration of the Company's technology is a personal environmental mask designed to address concerns of biological contamination in a workplace or other environment. The mask possesses a disposable filter using our technology and an enhanced matrix of charged nanoparticles designed to protect the user from possible inhalation of biological contaminants. The prototype and molds have been completed. The Company intends to initially market these masks in the Asian markets. The Company has recently entered into an agreement with a Taiwan based company for the manufacture, distribution, marketing and sales of the environmental masks in the Asian markets (See Manufacturing and Distribution Agreements below). The Company will not seek FDA approval for this product at the present time. The Company has, in addition, recently acquired the license to manufacture and distribute these personal protection masks enhanced with nanoparticles. The masks will be introduced in the future and currently do not account for any sales.

Manufacturing and Distribution Agreements

The Company contracted in December 1997 with Westmed, an FDA manufacturing facility in Tucson, AZ, for the manufacture and production of its proprietary filter products. An FDA manufacturing facility is an establishment that has applied for and received acceptance by the FDA and passed its FDA inspections to maintain compliance as an FDA manufacturing facility. All materials for the manufacturing and packaging is supplied by the Company. The agreement with Westmed will remain in effect until terminated by either party. Distribution, warehousing and order fulfillment for the RespAide products are managed at Emergency Filtration's Henderson, NV facility.

The Superstat products are manufactured by Superstat Corporation, also an FDA manufacturing facility, in Rancho Dominguez, CA, and drop shipped to the Company's customers from that facility. The Company has an exclusive distribution agreement with Superstat Corporation whereby the Company has the rights to distribute the Superstat product to all US military medical installations and military medical installations of other national governments not in conflict with US restrictions. The Company pays Superstat Corporation once the product is drop shipped to the final customer.

The agreement, signed in January 1998 and amended in 2001 to add international governments, was originally for one year, but has been renewed annually for one year periods until terminated by either party.

The Company entered into a "Manufacturing and Distribution Services Agreement" during April 2003 with a Taiwan based company (the "Contractor") whereby the Contractor will manufacture, distribute, market and sell the Company's new environmental mask to the Asian markets. The Company will compensate the Contractor based upon certain criteria as to whether or not the Contractor has provided distribution services subsequent to the manufacture of the product. The fees include a distribution fee of approximately 5% of the selling price, a margin fee of approximately 42.5% of the applicable profit margin, and an oversight fee of approximately 15% of the applicable profit margin to an outside company for management and advisory services related to the distribution of the product. The Contractor will arrange for and oversee inventory and storage of the masks following completion of manufacturing and prior to shipment and will arrange for and oversee shipping and transport of the masks to customers in the Asian markets. The Contractor will also identify customers in the Asian market and assist the Company in pursuing those customers. The Contractor will also invoice and receive payments from any Asian customers and subsequently forward the collected funds to the Company, less their applicable fees and costs. Pursuant to the terms of the agreement, the Company will recognize an approximate 40% profit margin on environmental mask product sales in the Asian markets. The agreement will remain in effect unless terminated by either party.

To reach the market, the Company has entered into contractual arrangements with a number of U.S. and international suppliers. The agreements are non-exclusive with no minimum order requirements with the exception of one agreement which is for a configuration of an Automated External Defibrillator
(AED) Prep Kit which includes the RespAide device. The agreement is exclusive as the Company is prohibited from selling or reproducing the product itself or through agents and the distributor is prohibited from reproducing the product in any form. The distributor is not expressly prohibited, however, from selling competing products worldwide. The agreement is for all territories with no restrictions and automatically renews on a yearly basis unless terminated by either party. Termination provisions include insolvency, material breach and failure to meet standards. The agreement also requires yearly orders of a minimum of 1,000 units equal to approximately $10,000. The total revenue generated from these agreements represents approximately 5-10% of overall sales during 2001 and 2002.

As previously explained, the Company has also entered into an exclusive distribution agreement with Superstat Corporation for the distribution of the Superstat product and has just recently entered into a Manufacturing and Distribution Agreement with a Taiwan based company for the distribution of the personal environmental masks in the Asian markets (See Manufacturing and Distribution Agreements above).

The Company intends to firmly establish its reputation for supplying a high quality medical air filter, and then begin aggressively commercializing the technology in the HVAC category. The Company estimates that the addition of HVAC applications will increase the total addressable market for dual-filtered vapor isolation valve technology.

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

Although the medical device industy is highly competitive, the Company's Respaide and disposable filter products are believed to show highly efficient filtration, filter exhaled breath in both directions, are considered easy to use, and have ISO specification of ports for use with BVM and endotracheal tubes. The Company's Superstat product is considered to be safe and easy to use, leaves no residue and does not need to be removed after use, and dissolves on contact with blood. The Company's competitive weaknesses for their existing product line, however, include product price and availability.

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

Dependence on one of a few major customers
------------------------------------------

The majority (approximately 80-90% annually) of the Company's sales have been to the U.S. military. If the orders from the military were to decrease or increase, it would have a material impact on the Company's operations.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.
-----------------------------------------------------------------------------

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

The Company's United States patents are as follows:

PATENT NO./
PATENT APP. NO.  DESCRIPTION                                       EXPIRATION
5,575,279        Dual-filtered Rotary Isolation Valve for           11/2016
                 Resuscitation
6,375,854        Combined Hydrophobic-hydrophilic Filter for         4/2023
                 Fluids(Smaller to Larger)
10/128,367       Combined Hydrophobic-hydrophilic Filter for        Pending
                 Fluids(Larger to Smaller)
6,062,217        Portable Emergency Safety Resuscitator              5/2020
6,276,363        Portable Emergency Safety Resuscitator              8/2021
09/934,016       Medical Port for Emergency Safety Resuscitator     Pending

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

Disclosure Regarding the Company's Equity Compensation Plans
------------------------------------------------------------

The Company does not have any equity compensation plans that have been approved by the security holders. However, the Company's Board of Directors has granted nonqualified stock options to various consultants, employees, officers and directors. These options were not submitted to the Company's stockholders for approval.

The following table summarizes information about equity awards that are outstanding as of December 31, 2002:

                         Number of Shares of                       Number of Shares of
                         Common stock to be       Weighted Avg        Common Stock
                         issued upon exercise    Exercise Price    Available for Future
                           Of Outstanding        Of Outstanding     Issuance (excluding
Plan Category                 Options*              Options         shares reflected in *)
-------------            --------------------    --------------    ----------------------
Equity compensation
Plans approved by
Security holders                   0                   n/a                   0

Equity compensation
plans not approved by
security holders              2,245,000               $0.64                  0

The above outstanding options are described as follows:

Number of         Exercise          Expiration
Options            Price               Date
---------         ---------       -------------------
700,000           $0.75             January 3, 2003
35,000            $1.00             March 19, 2003
50,000            $0.75             April 25, 2003
700,000           $0.75             October 1, 2003
560,000           $0.53             January 8, 2004
200,000           $0.49             June 28, 2004

The Company's Board of Directors has the sole authority to determine the terms of awards and other terms, conditions and restrictions of these non-plan options.

Any shares issued these options shall be subject to resale restrictions as shall be in force at the time of issuance of the shares, including sales volume and timing of the sale.

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

Results of Operations
---------------------
Year ended December 31, 2002 compared to year ended December 31, 2001
---------------------------------------------------------------------
Revenues: During 2002, the Company reported revenues of $260,215. This is a decrease of approximately 44% over revenues of $461,216 for the year ended December 31, 2001. This decrease is primarily due to the decline in government orders overall. The beginning of 2001 showed a significant amount of orders from the government that have since decreased overall, although orders have begun to increase recently due to international conflicts in Iraq and other areas in early 2003. Revenues have been generated in part from the sale of the emergency CPR assistance device ($98,130 and $294,119 for the years ended December 31, 2002 and 2001, respectively) and the Company is now focusing on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures. Additionally, the Company generated revenues related to Superstat, for which the Company has exclusive distribution rights to the U.S. government and military. Revenues related to Superstat were $162,085 and $167,097 for the years ended December 31, 2002 and 2001, respectively. The Company recently secured exclusive distribution rights to foreign governments and militaries for Superstat. For the years ended December 31, 2002 and 2001, the percentage of revenues derived from sales to the government were 80% and 86%, respectively. Governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military.

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

Depreciation and amortization expense: Depreciation and amortization expense increased from $24,783 to $30,143 during the fiscal year ended December 31, 2001 and 2002, respectively. Cost of sales, general and administrative expenses, and research and development cost captions do not include any depreciation or amortization costs for each year presented.

Other Expense: Interest expense decreased from $8,250 to $2,540 during the years ended December 31, 2001 and 2002, respectively. The Company's interest expense is primarily due to the Company's financing of its liability insurance.

Net loss. The Company had a net loss of $1,140,667 in 2002 or $0.08 per share based on a weighted average of 13,920,976 common shares outstanding, compared to a net loss of $1,116,307 in 2001 or $0.10 per share based on a weighted average of 10,748,364 common shares outstanding.

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

Research and Development objectives during the next 12 months are:

1. The Company intends to bring additional products to market during the next twelve months, including the breathing circuit filters, the ELVIS BVM bag, and personal environmental masks as previously described. The research and developments costs associated with the ELVIS BVM device will be the most significant. The estimated expense for testing, validation and FDA filings for ELVIS will be approximately $25,000. The research and development costs for the other products are expected to not exceed $10,000.

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

At December 31, 2002, the Company had a working capital deficit of $346,082. The Company had current assets of $146,325 consisting of cash and cash equivalents of $21,424, inventory of $59,382, prepaid expenses and other of $49,384 and accounts receivable of $16,135. The Company's remaining assets consist of property and equipment (net) totaling $42,799, patents, net of accumulated amortization, totaling $74,480 and deposits of $3,462. The accounts receivable, net of the allowance for doubtful accounts of $8,500 at December 31, 2002, are considered to be fully collectible.

Current liabilities consist mainly of operating accounts payable totaling $153,231, as well as advances from related parties and accrued wages to various officers and employees totaling $266,289. Accrued expenses totaled $30,615 and a note payable for the Company's liability insurance totaled $42,272 at December 31, 2002.

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

The Company has also incurred an accumulated deficit of $7,466,326 as of December 31, 2002 resulting from the continued losses since inception. The report of our auditor for our most recent fiscal year ended December 31, 2002 contains a going concern modification as to our ability to continue operating. During the current fiscal year 2003, the Company expects that it will be able to continue measures that will (i) reduce unnecessary cash outflows, (ii) increase revenues through our improved marketing effort; and (iii) raise additional working capital, if necessary, through the issuance of our stock for services and cash, or other equity or debt financing.

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

Frank Corsini, Director, was appointed as a director in July 2002. He has acquired extensive international business and finance experience and currently serves as Managing Partner of Euro Pacific Capital, an investment advisory company. Prior to his current position, he served as an executive with ION Capital Partners Bear Stearns, specializing in private banking and asset management until January 2003. Prior to Bear Stearns, he has held positions as CEO of Conversient Technologies (2000), co-founder of Zowi Corporation, founder of Intelligent Choice Refreshment Company (1993-1997), President and COO of Vitafont International Corporation (1990-1993) and founder and CEO of California Healthcare Technologies. In addition to private sector experience, Mr. Corsini has also served as Assistant to the Director, Office of Business, Research and Analysis of the US Department of Commerce and the White House from 1974 to 1975 where he assisted the Director in coordinating economic, business and policy recommendations for the Department and the Secretary of Commerce. Mr. Corsini graduated Georgetown University in 1969 with a Bachelor degree in Economics.

Thomas Glenndahl, Director, was appointed as a director in May 2002. He was born in Sweden in 1946 and educated in the US and Europe and resides in Waterloo, Belgium and Tiburon, CA. He graduated with a Masters degree of Business Admin. in int'l marketing from Gothenburg School of Economics in 1970. His professional experience includes: Commercial Attache-Swedish Chamber of Commerce in Paris, France (1970-1971); Investment Banker with Barkley Securities, London and England (1972-1974), US Director of Interstudy, San Francisco (1974-1977), CEO of Sitzmat, Inc., San Francisco (1977-1981), and; Founder of the ASPECT International Language Schools in San Francisco, CA
(1982) which was sold to Sylvan Learning Systems in 1998. Since 1998, Mr. Glenndahl has acted as an independent investor and consultant. He currently serves as a Director of Harling Properties in Sweden, Aksu Pharmaceuticals in Turkey, Transnico International Group SA and Transnico Technologies Group SA in Belgium. He is also a partner in the MVI Group in Scandinavia and Switzerland.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2002, the end of our last completed fiscal year for which this report is being filed):

                                                             Long Term Compensation
                                                             ----------------------
                     Annual Compensation                       Awards           Payouts
                                             Other     Restricted
Name and                                     Annual       Stock    Options  LTIP    All other
Principal Position  Year  Salary   Bonus($) Compensation  Awards    /SARs   Payout  Compensation
------------------  ----  -------  -------  ------------  ------   -------  ------  ------------
Sherman Lazrus      2002  $     0  $111,000(1)       0   $25,000(4)      0       0             0
Interim CEO         2001  $     0   $55,000(1)       0         0   100,000(6)    0             0
                    2000  $     0        0           0         0         0       0             0

Douglas Beplate     2002  $96,000(2)$34,300(3)       0   $25,000(5)      0       0             0
President           2001  $96,000(2)     0           0         0   600,000(7)    0             0
                    2000  $65,480(2)     0           0         0         0       0             0

(1) Mr. Lazrus has received compensation in the form of shares issued at $.55 per share in 2001
(100,000 shares valued at $55,000).  In 2002, Mr. Lazrus received compensation in the form of
300,000 shares issued at $0.37 per share totaling $111,000.

(2) In 2001, Mr. Beplate received $49,900 in cash and the balance was accrued. In 2002, Mr.
Beplate received $169,174 in the form of shares issued at $.20 per share representing accrued salary from 2000, 2001, and through September 30, 2002.  Additional 2002 salary of $24,000 has been accrued.

(3) In 2002, Mr. Beplate also received 171,500 shares issued at $.20 per share representing a bonus totaling $34,300.

(4) In 2002, Mr. Lazrus also received 100,000 shares issued at $0.20 per share as a directors fee totaling $20,000 and 25,000 shares issued at $0.20 per share for the cancellation of 100,000 stock options.  These shares were valued at $5,000.

(5) In 2002, Mr. Beplate also received 100,000 shares issued at $0.20 per share as a directors fee totaling $20,000 and 25,000 shares issued at $0.20 per share for the cancellation of 600,000 stock options.  These shares were valued at $5,000.

(6) In 2001, Mr. Lazrus received 100,000 options to purchase common stock exercisable at $0.49 per share until June 28, 2004.  These options were later canceled during 2002.

(7) In 2001, Mr. Beplate received 500,000 options to purchase common stock exercisable at $0.53 per share until January 8, 2004 and an additional 100,000 options to purchase common stock exercisable at $0.49 per share until June 28, 2004.  All of these options were later canceled during 2002.


Bonuses and Deferred Compensation
---------------------------------
Accrued compensation in the table above reflects salary accrued but not paid.

Compensation of Directors
-------------------------
During fiscal 2002, directors received an aggregate of 525,000 shares of stock valued at $105,000 for board service as follows:

- Doug Beplate           100,000 shares totaling $20,000
- Sherman Lazrus         100,000 shares totaling $20,000
- Raymond Yuan           100,000 shares totaling $20,000
- Frank Corsini          100,000 shares totaling $20,000
- Thomas Glenndahl       100,000 shares totaling $20,000
- Peter Clark             25,000 shares totaling $5,000

The Company does not have a standard agreement, however, with its directors for annual director compensation in cash or shares. Director compensation is paid at the discretion of the Board of Directors on an annual basis. In addition, directors are reimbursed for expenses incurred in connection with their services as directors. The shares issued were not pursuant to a Stock Plan, were approved by the Board of Directors, but were not voted on by the shareholders.

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

Advances From Officers
----------------------
During the years ended December 31, 2001 and 2002, the Company received periodic advances of $13,400 and $199,400, respectively, from Doug Beplate, President, used for operating funds throughout the year. Mr. Beplate received 714,500 shares of common stock valued at $0.20 per share (market value on date of issuance) on August 15, 2002 in repayment of $142,900 of these advances. The remaining amount, totaling $69,900 at December 31, 2002, is non-interest bearing, due on demand, unsecured, and has been accrued as related party
payables at December 31, 2002.   The Company has not entered into any
formalized note agreement relating to these advances.

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

Stock Options.
During 2001, the Company modified 600,000 vested options of various officers and directors of the Company originally accounted for as fixed stock options and originally expiring on various dates between December 2001 and December 2003 to (i) reduce the exercise price to $0.49 per share (a price above the current market price of the Company's stock on the date of modification), and
(ii) extend the expiration date to June 28, 2004. Accordingly, these options originally were to be accounted for as variable stock options from the date of the modification. The Company did not incur any compensation expense during 2001 or 2002 under these variable stock options. Under variable stock options, the Company could incur additional compensation expense in the future arising from the excess of the fair market value of the Company's stock over the exercise price of the related options. 400,000 of the 600,000 modified stock options were later cancelled during 2002.

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

For the cancellation and rescission of the common stock options, a total of 100,000 shares of common stock were issued on August 15, 2002, valued at $0.20 per share (equal to the market price on the date of issuance) to the following individuals:

-  25,000 shares issued to Sherman Lazrus, interim CEO totaling $5,000
-  25,000 shares issued to Raymond Yuan, Director totaling $5,000
-  25,000 shares issued to Peter Clark, Sec/Treas totaling $5,000
-  25,000 shares issued to Douglas Beplate, President totaling $5,000

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

On August 15, 2002, 1,106,593 shares of common stock were issued to Doug Beplate, President, valued at $0.20 per share (equal to the market price on the date of issuance) in payment of accrued salaries totaling $169,174, royalties due totaling $17,845 and additional compensation totaling $34,300.

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

On August 15, 2002, 525,000 shares of common stock were issued to the directors of the Company valued at $0.20 per share (equal to the market price on the date of issuance) totaling $125,000 as follows:

- Doug Beplate                100,000 shares totaling $20,000
- Sherman Lazrus              100,000 shares totaling $20,000
- Raymond Yuan                100,000 shares totaling $20,000
- Frank Corsini               100,000 shares totaling $20,000
- Thomas Glenndahl            100,000 shares totaling $20,000
- Peter Clark                  25,000 shares totaling $5,000

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

On September 25, 2001, 100,000 shares of common stock were issued to Sherman Lazrus, interim CEO, valued at $0.55 per share (equal to the market value on the date of issuance) in payment of services rendered in connection with being CEO totaling $55,000.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                     Page
-----------------                                                     ----
Report of Independent Accountants                                       30
Balance Sheet as of December 31, 2002 (Restated)                        31
Statements of Operations for the years ended December 31,
 2002 and 2001 (Restated)                                               32
Statements of Stockholders' Equity (Deficit)(Restated)                  33
Statements of Cash Flows for the years ended December 31,
 2002 and 2001 (Restated)                                               34
Notes to the Restated Financial Statements                              36

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit 10.03 - Amended Contract for Assignment of Rights to BVM Bag Invention

Exhibit 99.01 - CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 99.02 - CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

 (b) Reports on Form 8-K.

No reports Form 8-K were filed in the fourth quarter ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Principal Executive Officer and our Principal Financial Officer believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on March 24, 2003.

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

Signature               Title                               Date
---------               -----                               ----
/S/Sherman Lazrus       Chairman, Chief Executive Officer   October 21, 2003

/S/Douglas K. Beplate   President, Director                 October 21, 2003

/S/Steve M. Hanni       Chief Financial Officer             October 21, 2003

/S/Raymond C.L. Yuan    Director                            October 21, 2003

/S/Thomas Glenndahl     Director                            October 21, 2003

/S/Frank Corsini        Director                            October 21, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 21, 2003     /S/ Douglas Beplate, Principal Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 21, 2003       /S/ Steve M. Hanni, Principal Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Emergency Filtration Products, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' equity (deficit) and cash flows, after the restatement described in Note 1, present fairly, in all material respects, the financial position of Emergency Filtrations Products, Inc. at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/S/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Las Vegas, Nevada
March 17, 2003, except for Note 1: Correction of an Error, as to which the date is October 20, 2003

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheet
As of December 31, 2002
(Restated - See Notes 1 and 3)

                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                     $      21,424
 Accounts receivable, net                                             16,135
 Prepaid expenses and other                                           49,384
 Inventory                                                            59,382
                                                                 -----------
   Total Current Assets                                              146,325
                                                                 -----------
PROPERTY AND EQUIPMENT
 Molds                                                               112,850
 Furniture and office equipment                                       45,292
 Accumulated depreciation                                           (115,343)
                                                                 -----------
   Total Property and Equipment                                       42,799
                                                                 -----------
OTHER ASSETS
 Deposits                                                              3,462
 Patents, net                                                         74,480
                                                                 -----------
   Total Other Assets                                                 77,942
                                                                 -----------
TOTAL ASSETS                                                    $    267,066
                                                                 ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                               $    153,231
 Accounts payable - related parties                                  266,289
 Accrued expenses                                                     30,615
 Note payable                                                         42,272
                                                                 -----------
   Total Current Liabilities                                         492,407
                                                                 -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001 per share; authorized 50,000,000
  shares; 17,467,700 shares issued and outstanding                    17,468
 Additional paid-in capital                                        7,223,517
 Accumulated deficit                                              (7,466,326)
                                                                 -----------
   Total Stockholders' Equity (Deficit)                             (225,341)
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $    267,066
                                                                 ===========


The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Years Ended December 31, 2002 and 2001
(Restated - See Notes 1 and 3)

                                                    2002           2001
                                                ------------   ------------
NET SALES                                      $     260,215  $     461,216
                                                ------------   ------------
EXPENSES
 Cost of sales                                       167,760        301,935
 Depreciation and amortization                        30,143         24,783
 Bad debt expense                                          -          8,623
 Research and development                             12,206         15,797
 General and administrative                        1,188,233      1,218,135
                                                ------------   ------------
   Total Expenses                                  1,398,342      1,569,273
                                                ------------   ------------
LOSS FROM OPERATIONS                              (1,138,127)    (1,108,057)
                                                ------------   ------------
OTHER INCOME (EXPENSE)
 Interest expense                                     (2,540)        (8,250)
                                                ------------   ------------
   Total Other Income (Expense)                       (2,540)        (8,250)
                                                ------------   ------------
NET LOSS                                       $  (1,140,667) $  (1,116,307)
                                                ============   ============
BASIC LOSS PER SHARE                           $       (0.08) $       (0.10)
                                                ============   ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        13,920,976     10,748,364
                                                ============   ============










The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2002 and 2001
(Restated - See Notes 1 and 3)

                                                                        Additional
                                                   Common Stock           Paid-in     Accumulated
                                               Shares       Amount        Capital       Deficit        Total
                                            -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2000                    9,567,758  $      9,568  $  4,931,054  $ (5,209,352) $   (268,730)

Common stock issued for cash, net of
 issuance costs                               1,291,202         1,291       212,731             -       214,022

Common stock issued for services at
 prices ranging from $0.43 to $0.77
 per share                                      573,465           573       313,749             -       314,322

Common stock issued in lieu of debt
 at $0.68 per share                             235,000           235       158,921             -       159,156

Additional expense recorded from the
 granting of options                                  -             -       311,607             -       311,607

Net loss for the year ended
 December 31, 2001                                    -             -             -    (1,116,307)   (1,116,307)
                                            -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2001                   11,667,425        11,667     5,928,062    (6,325,659)     (385,930)

Common stock issued in lieu of debt
 at prices ranging from $0.20 to
 $0.50 per share                              2,881,825         2,882       627,933             -       630,815

Common stock issued for services
 at prices ranging from $0.20 to
 $0.40 per share                              2,918,450         2,919       667,522             -       670,441

Net loss for the year ended
 December 31, 2002                                    -             -             -    (1,140,667)   (1,140,667)
                                            -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2002                   17,467,700  $     17,468  $  7,223,517  $ (7,466,326) $   (225,341)
                                            ===========   ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Years Ended December 31, 2002 and 2001
(Restated - See Notes 1 and 3)

                                                     2002           2001
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $  (1,140,667) $  (1,116,307)
Adjustments to reconcile net loss to net cash
 (used in) operating activities:
 Depreciation and amortization                         30,143         24,783
 Bad debts                                                  -          8,623
 Common stock issued for services                     650,441        267,229
 Expense from options granted                               -        311,607
Changes in operating assets and liabilities:
 Accounts receivable                                   (7,253)        50,457
 Prepaid expenses and other                            66,830         (4,758)
 Inventory                                             20,580          4,432
 Deposits                                                 679              -
 Accounts payable and accounts payable -
  related parties                                     375,740        214,171
 Accrued expenses                                          (9)        14,821
                                                 ------------   ------------
   Net Cash (Used in) Operating Activities             (3,516)      (224,942)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                  (2,289)       (12,214)
Patent costs                                           (3,692)        (2,263)
                                                 ------------   ------------
   Net Cash (Used in) Investing Activities             (5,981)       (14,477)
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                             -        214,022
Advances from shareholders                            118,000         36,400
Repayments of advances from shareholders              (61,500)             -
Payments on notes payable                             (25,579)       (17,988)
                                                 ------------   ------------
   Net Cash Provided by Financing Activities           30,921        232,434
                                                 ------------   ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                    21,424         (6,985)

CASH AND CASH EQUIVALENTS AT BEG OF PERIOD                  -          6,985
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $      21,424  $           -
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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 1 - ORGANIZATION, GOING CONCERN AND CORRECTION OF AN ERROR

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

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $7,466,326 at December 31, 2002, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. Management obtained additional equity financing subsequent to December 31, 2002 of approximately $365,000 through the issuance of additional shares of common stock (See Note 9). Management can offer no assurance with respect to its ability to create additional revenues or obtain additional equity financing.


Correction of an Error

Subsequent to the original issuance of the December 31, 2002 financial statements, management of the Company discovered an error regarding the initial recording of certain patent rights acquired during June 2000. This resulted in the overstatement of capitalized patent costs in the amount of $83,333 and the overstatement of related party accounts payable in the amount of $100,000 at December 31, 2002. The error also resulted in the overstatement of the net loss resulting from overstated amortization on the patent costs for the years ended December 31, 2002 and 2001 totaling $6,667 and $6,667, respectively. Consequently, the restated total stockholders' deficit at December 31, 2002 was $225,341 compared with the previously reported stockholders' deficit of $242,008.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 1 - ORGANIZATION, GOING CONCERN AND CORRECTION OF AN ERROR

Correction of an Error (Continued)

As discussed in Note 3 to the Restated Financial Statements, on June 28, 2000 the Company entered into a written agreement whereby the Company was assigned the rights to a new portable emergency safety resuscitator (the "BVM Bag"). The written agreement provided that the assignor was to receive 120,000 shares of common stock as consideration for the rights to the technology. Based upon the written agreement at the time, the Company recorded this transaction at a $120,000 value (120,000 shares at the market value on the date of issuance of $1.00 per share), resulting in $120,000 of capitalized patent costs, a $100,000 liability for the unissued 100,000 shares and $20,000 in equity.

Subsequent to the issuance of the December 31, 2002 financial statements, management of the Company discovered that a verbal agreement had been entered into between the Company and the assignor shortly after the original agreement was executed. This verbal agreement has not previously been reflected in the Company's financial statements. The Company did not issue any of the shares under the written agreement upon execution of the written agreement. Prior to the issuance of any shares under the written agreement, the Company determined that the technology underlying the patent was not fully developed, able to be manufactured or marketed. At this time, the verbal agreement was entered into between the two parties.

This verbal agreement was made effective retroactive to the date of the original written agreement. The verbal agreement reduced the number of shares to be issued upon the assignment of the patented technology to 20,000 shares with the remaining 100,000 shares to be issued to the assignor only upon the successful completion of a BVM Bag technology product that was fully developed and ready for market. Both the Company and the assignor have performed under the guidelines of the verbal agreement since its inception. The verbal agreement has now been executed in writing by both parties during September 2003 with an effective date of June 28, 2000.

Accordingly, the Company has restated the financial statements to properly record the transaction as the issuance of only 20,000 shares of common stock rather than the original 120,000 shares of common stock thus reducing the capitalized patent costs by $100,000 with a corresponding reduction in a $100,000 liability. The remaining issuance of 100,000 shares represents a contingent share issuance for which the performance objective has not been satisfied; accordingly, the equity fair value recorded to date for this contingent share issuance is $0. Management has determined that such contingency will not be satisfied until the successful completion of the BVM Bag products.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 1 - ORGANIZATION, GOING CONCERN AND CORRECTION OF AN ERROR

Correction of an Error (Continued)

In addition, the financial statements have been restated to reverse amortization that had been recorded subsequent to June 28, 2000 related to the $100,000 capitalized patent costs previously recorded. The effect to the financial statements is as follows:

Balance Sheet as of December 31, 2002
                                                As
                                    As          Previously  Net
                                    Restated    Recorded    Change

Capitalized patent costs, net       $74,480     $157,813    $(83,333)
Total assets                        $267,066    $350,399    $(83,333)
Accounts payable - related parties  $266,289    $366,289    $(100,000)
Accumulated deficit                 $(7,466,326)$(7,482,993)$16,667
Total stockholders' deficit         $(225,341)  $(242,008)  $16,667

Statement of Operations for the year ended December 31, 2002

                                                As
                                    As          Previously  Net
                                    Restated    Recorded    Change

Depreciation and amortization       $30,143     $36,810     $(6,667)
Net loss                            $(1,140,667)$(1,147,334)$(6,667)
Basic loss per share                $(0.08)     $(0.08)     $ 0.00

Statement of Operations for the year ended December 31, 2001

                                                As
                                    As          Previously  Net
                                    Restated    Recorded    Change

Depreciation and amortization       $24,783     $31,450     $(6,667)
Net loss                            $(1,116,307)$(1,122,974)$(6,667)
Basic loss per share                $(0.10)     $(0.10)     $ 0.00

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
For the Years Ended December 31, 2002 and 2001

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

Provision for Taxes

At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,431,000 that may be offset against future taxable income. These operating loss carryforwards expire in the years 2009 through 2022. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

In addition, the Company is incorporated in the State of Nevada, which has no corporate state income tax. Accordingly, no provision for state income tax expense or benefit has been recorded in these financial statements.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                                  For the Years Ended
                                                       December 31,
                                                    2002         2001
                                                -----------   -----------
Income tax benefit at statutory rate            $   433,453   $   424,197
Adjustment for common stock issued for services    (254,768)     (119,442)
Adjustment for expenses recorded from granting
  of options                                              _      (118,411)
                                                -----------   -----------
                                                    178,685       186,344
                                                -----------   -----------
Change in valuation allowance                      (178,685)     (186,344)
                                                -----------   -----------
                                                $         _   $         _
                                                ===========   ===========

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes (Continued)

Deferred tax assets (liabilities) are comprised of the following at December 31, 2002:


Operating loss carryforwards                    $1,684,000
Less: valuation allowance                       (1,684,000)
                                                ----------
Net deferred tax assets                         $        -_
                                                ==========

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

Inventory

Raw materials and finished goods are stated at the lower of cost (computed on
a first-in, first-out basis) or market.   The inventory at December 31, 2002
consists of raw materials used in the assembly and production of the emergency respiration equipment. The cost of finished goods include raw materials and direct labor.

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Common stock equivalents, consisting of 2,245,000 stock options at December 31, 2002 and 6,905,000 stock options at December 31, 2001, have not been included in the calculation as their effect is antidilutive for the periods presented. Basic loss per share is computed as follows:
                                                  For the Years Ended
                                                       December 31,
                                                    2002         2001
                                                -----------   -----------
Net loss                                        $(1,140,667)  $(1,116,307)
                                                ===========   ===========
Weighted average shares outstanding              13,920,976    10,748,364
                                                ===========   ===========
Loss per share, basic and dilutive              $     (0.08)  $     (0.10)
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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options (Continued)

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
Dividends                          None

Under the accounting provisions of SFAS No. 123, the Company's net loss for the years ended December 31, 2002 and 2001 would have changed from the reported net loss as follows:
                                            2002         2001
                                        -----------   -----------
Net loss:
As reported                             $(1,140,667)  $(1,116,307)
Less: total stock-based compensation
 expense determined using the
 Black-Scholes options pricing model
 for all awards, net of tax
 related effects.                                 -      (659,446)
                                        -----------   -----------
Pro forma                               $(1,140,667)  $(1,775,753)
                                        ===========   ===========
Weighted average loss per share:
As reported                             $     (0.08)  $     (0.10)
Pro forma                                     (0.08)        (0.17)

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 3 - PATENT

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

On June 28, 2000, the Company entered into a Contract for Assignment of the rights to a BVM Bag invention. The BVM Bag is a portable emergency safety resuscitator, subject to U.S. Patent number 6,062,217. The Company acquired the rights, title and interest in the BVM Bag for the issuance of 20,000 shares of restricted common stock valued at $20,000 (or $1.00 per share which represented the market value of the shares on the date of issuance)(See also
Note 1 - Correction of an Error).

Furthermore, pursuant to the agreement and a subsequent amended agreement as described in Note 1, the Company would issue an additional 100,000 shares of restricted common stock to the assignor of the technology once the products associated with the BVM Bag technology were fully developed and ready for manufacture and market. The remaining issuance of the 100,000 shares represents a contingent share issuance for which the contingency has not been satisfied. Accordingly, the Company will record the issuance of the remaining 100,000 shares only upon the successful final development, manufacture and marketing of commercial products utilizing the BVM Bag technology.

In the event the Company is sold or merged with another entity, the seller shall receive an additional 50,000 share of restricted shares or participate as a member of the negotiating team concerning the sale or merger for the purpose of negotiating a royalty on the Patent that shall not be less than 2.5% of gross sales of the patented product.

Patent costs at December 31, 2002 are as follows:

Capitalized costs                           $     90,844
Accumulated amortization                         (16,364)
                                            ------------
Net patent costs                            $     74,480
                                            ============

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 3 - PATENT (Continued)

Amortization expense for the years ended December 31, 2002 and 2001 was $4,746 and $4,253, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Payable - Related Parties

Accounts payable _ related parties is comprised of the following at December 31, 2002:

Advances from shareholders, employees, and officers and
  accrued wages and expense reimbursements due to various
  officers and employees. Amounts are non-interest bearing,
  unsecured and due on demand.                                $    266,289

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is occasionally subject to certain claims and lawsuits arising in the normal course of business. The Company is not subject currently, however, to any pending legal proceedings. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of any outstanding claims will not have a material effect on the Company's financial position, results of operations, or cash flows.

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
                                     ===========   ===========   ===========

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
For the Years Ended December 31, 2002 and 2001

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

* The Company modified 600,000 vested options of various officers and directors of the Company originally accounted for as fixed stock options and originally expiring on various dates between December 2001 and December 2003 to (i) reduce the exercise price to $0.49 per share (a price above the current market price of the Company's stock on the date of modification), and (ii) extend the expiration date to June 28, 2004. Accordingly, these options will be accounted for as variable stock options from the date of the modification. The Company did not incur any compensation expense during 2001 or 2002 under these variable stock options. Under variable stock options, the Company could incur additional compensation expense in the future arising from the excess of the fair value of the Company's stock over the exercise price of the related options. 400,000 of the 600,000 modified stock options were later canceled during 2002.

* The Company granted 1,620,000 stock options, which vested immediately to various employees, officers and directors of the Company, at an exercise price of $.53 per share. The weighted average grant date fair value of these options was $0.21.

* No options were exercised.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
For the Years Ended December 31, 2002 and 2001

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

NOTE 8 - STOCK TRANSACTIONS

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

* 713,200 shares of common stock were issued to various consultants pursuant to an S-8 Registration Statement valued at $0.20 per share (equal to the

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
For the Years Ended December 31, 2002 and 2001

NOTE 8 - STOCK TRANSACTIONS (Continued)

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

NOTE 9 - SUBSEQUENT EVENTS

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