Form 10QSB/A
period 2003-03-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2003-10-23
CIK 1088213

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB/A
                             AMENDMENT NO. 2
(Mark One)

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

  This amendment to Emergency Filtration Products, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 is being filed to reflect a restatement of our financial statements for the three months ended March 31, 2003 and 2002 for a reduction in amortization expense in connection with certain costs that were incorrectly capitalized to patent costs during June 2000. The restatement was made to eliminate recorded amortization for each quarter on $100,000 of capitalized patent costs previously recorded in error.

Subsequent to the original issuance of the March 31, 2003 and December 31, 2002 financial statements, management of the Company discovered an error regarding the initial recording of certain patent rights acquired during June 2000. This resulted in the overstatement of capitalized patent costs in the amount of $81,666 and $83,333 as of March 31, 2003 and December 31, 2002, respectively, and the overstatement of related party accounts payable in the amount of $100,000 at March 31, 2003 and December 31, 2002. The error also resulted in the overstatement of the net loss resulting from overstated amortization on the patent costs for the three months ended March 31, 2003 and 2002 totaling $1,667 and $1,667, respectively. Consequently, the restated total stockholders' equity (deficit) at March 31, 2003 and December 31, 2002 was $163,593 and $(225,341), respectively, compared with the previously reported stockholders' equity (deficit) of $145,259 and $(242,008) at March 31, 2003 and December 31, 2002, respectively. The restatement does not impact the Company's loss per share for each period presented.

Items 1 and 2 of Part I are the only items being amended by this Form 10-QSB/A and such amendments relate only to the restated financial statements. In all other respects, this amendment presents information as of the original date of the Form 10-QSB for the quarter ended March 31, 2003.

                                  PART I

                             FINANCIAL INFORMATION

                                  Item 1.

                         RESTATED FINANCIAL STATEMENTS
                                (UNAUDITED)


     The restated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to fairly state the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
March 31, 2003 and December 31, 2002
(Restated - See Note 2)
(Unaudited)
                                                    March 31,    December 31,
                                                      2003          2002
                                                   -----------   -----------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                        $     89,529  $     21,424
 Restricted cash                                        11,500             -
 Accounts receivable, net of an allowance for
  doubtful accounts of $8,500 and $8,500,
  respectively                                         102,694        16,135
 Prepaid expenses and other                             54,475        49,384
 Inventory                                              48,830        59,382
                                                   -----------   -----------
   Total Current Assets                                307,028       146,325
                                                   -----------   -----------
PROPERTY AND EQUIPMENT
 Molds                                                 112,850       112,850
 Furniture and office equipment                         47,519        45,292
 Accumulated depreciation                             (122,792)     (115,343)
                                                   -----------   -----------
   Total Property and Equipment                         37,577        42,799
                                                   -----------   -----------
OTHER ASSETS
 Deposits                                                3,462         3,462
 Patents, net                                           75,651        74,480
                                                   -----------   -----------
   Total Other Assets                                   79,113        77,942
                                                   -----------   -----------
TOTAL ASSETS                                      $    423,718  $    267,066
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                 $    113,708  $    153,231
 Accounts payable - related parties                     93,594       266,289
 Accrued expenses                                       30,615        30,615
 Note payable                                           22,208        42,272
                                                   -----------   -----------
   Total Current Liabilities                           260,125       492,407
                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001; authorized
50,000,000 shares; 18,103,700 and 17,467,700 shares
issued and outstanding, respectively                    18,104        17,468
 Additional paid in capital                          7,362,801     7,223,517
 Stock to be issued                                    463,825             -
 Accumulated deficit                                (7,681,137)   (7,466,326)
                                                   -----------   -----------
   Total Stockholders' Equity (Deficit)                163,593      (225,341)
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                  $   423,718  $   267,066
                                                    ===========   ==========

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Three Months Ended March 31, 2003 and 2002
(Restated - See Note 2)
(Unaudited)

                                                      2003          2002
                                                   -----------   -----------
NET SALES                                         $    100,956  $     95,744
                                                   -----------   -----------
EXPENSES
 Cost of sales                                          64,101        59,266
 Depreciation and amortization                           8,922         8,207
 Research and development                                1,744           700
 General and administrative                            240,538       211,858
                                                   -----------   -----------
   Total Expenses                                      315,305       280,031
                                                   -----------   -----------
LOSS FROM OPERATIONS                                  (214,349)     (184,287)
                                                   -----------   -----------
OTHER INCOME (EXPENSE)
 Interest expense                                         (462)         (425)
                                                   -----------   -----------
   Total Other Income (Expense)                           (462)         (425)
                                                   -----------   -----------
NET LOSS                                          $   (214,811) $   (184,712)
                                                   ===========   ===========
BASIC LOSS PER SHARE                              $      (0.01) $      (0.02)
                                                   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                17,743,300    11,706,658
                                                   ===========   ===========








The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002
(Restated - See Note 2)
(Unaudited)
                                                      2003          2002
                                                   -----------   -----------
Net loss                                          $   (214,811) $   (184,712)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
 Depreciation and amortization                           8,922         8,207
 Common stock issued for services                      128,920        55,500
Changes in operating assets and liabilities:
 Accounts receivable                                   (86,559)      (46,630)
 Prepaid expenses and other                            (19,890)       40,464
 Inventory                                              10,552        14,564
 Accounts payable and accounts payable -
  related parties                                       34,290       (19,009)
 Accrued expenses                                            -            (9)
                                                   -----------   -----------
  Net Cash (Used In) Operating Activities             (138,576)     (131,625)
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment                  (2,228)       (2,290)
 Patent costs                                           (2,643)         (940)
                                                   -----------   -----------
  Net Cash (Used In) Investing Activities               (4,871)       (3,230)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in restricted cash                           (11,500)            -
 Proceeds from stock to be issued                      492,000             -
 Stock offering costs                                  (73,500)            -
 Advances from shareholders                                  -       146,900
 Repayments of advances from shareholders             (190,183)            -
 Payment on note payable                               (5,265)       (8,987)
                                                   -----------   -----------
  Net Cash Provided by Financing Activities            211,552       137,913
                                                   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS               68,105         3,058
CASH AND CASH EQUIVALENTS AT BEG OF PERIOD              21,424             -
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     89,529  $      3,058
                                                   ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash Paid For:
 Interest                                         $        462  $        425

 Non-Cash Investing and Financing Activities
  Common stock issued for services                $    128,920  $     55,500
  Common stock issued for accounts payable        $     11,000  $     72,900
  Non-cash reduction in note payable              $     14,799  $          -
  Accounts payable - related parties
   exchanged for stock to be issued               $     45,325  $          -

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
March 31, 2003 and December 31, 2002

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

NOTE 2 - CORRECTION OF AN ERROR

Subsequent to the original issuance of the March 31, 2003 and December 31, 2002 financial statements, management of the Company discovered an error regarding the initial recording of certain patent rights acquired during June 2000. This resulted in the overstatement of capitalized patent costs in the amount of $81,666 and $83,333 as of March 31, 2003 and December 31, 2002, respectively, and the overstatement of related party accounts payable in the amount of $100,000 at March 31, 2003 and December 31, 2002. The error also resulted in the overstatement of the net loss resulting from overstated amortization on the patent costs for the three months ended March 31, 2003 and 2002 totaling $1,667 and $1,667, respectively. Consequently, the restated total stockholders' equity (deficit) at March 31, 2003 and December 31, 2002 was $163,593 and $(225,341), respectively, compared with the previously reported stockholders' equity (deficit) of $145,259 and $(242,008) at March 31, 2003 and December 31, 2002, respectively.

As discussed in Note 3 to the Company's December 31, 2002 Restated Financial Statements, on June 28, 2000 the Company entered into a written agreement whereby the Company was assigned the rights to a new portable emergency safety resuscitator (the "BVM Bag"). The written agreement provided that the assignor was to receive 120,000 shares of common stock as consideration for the rights to the technology. Based upon the written agreement at the time, the Company recorded this transaction at a $120,000 value (120,000 shares at the market value on the date of issuance of $1.00 per share), resulting in $120,000 of capitalized patent costs, a $100,000 liability for the unissued 100,000 shares and $20,000 in equity.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
March 31, 2003 and December 31, 2002

NOTE 2 - CORRECTION OF AN ERROR (Continued)

Subsequent to the issuance of the March 31, 2003 and the December 31, 2002 financial statements, management of the Company discovered that a verbal agreement had been entered into between the Company and the assignor shortly after the original agreement was executed. This verbal agreement has not previously been reflected in the Company's financial statements. The Company did not issue any of the shares under the written agreement upon execution of the written agreement. Prior to the issuance of any shares under the written agreement, the Company determined that the technology underlying the patent was not fully developed, able to be manufactured or marketed. At this time, the verbal agreement was entered into between the two parties.

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
March 31, 2003 and December 31, 2002

NOTE 2 - CORRECTION OF AN ERROR (Continued)

Balance Sheet as of March 31, 2003
                                                      As
                                          As          Previously  Net
                                          Restated    Recorded    Change

Capitalized patent costs, net             $75,651     $157,317    $(81,666)
Total assets                              $423,718    $505,384    $(81,666)
Accounts payable - related parties        $93,594     $193,594    $(100,000)
Accumulated deficit                       $(7,681,137)$(7,699,471)$18,334
Total stockholders' equity                $163,593    $145,259    $18,334

Statement of Operations for the three months ended March 31, 2003

                                                      As
                                          As          Previously  Net
                                          Restated    Recorded    Change

Depreciation and amortization             $8,922      $10,589     $(1,667)
Net loss                                  $(214,811)  $(216,478)  $(1,667)
Basic loss per share                      $(0.01)     $(0.01)     $ 0.00

Statement of Operations for the three months ended March 31, 2002

                                                      As
                                          As          Previously  Net
                                          Restated    Recorded    Change

Depreciation and amortization             $8,207      $9,874      $(1,667)
Net loss                                  $(184,712)  $(186,379)  $(1,667)
Basic loss per share                      $(0.02)     $(0.02)     $ 0.00

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
March 31, 2003 and December 31, 2002

NOTE 4 - LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months ended March 31, 2003 and 2002:

                                                For the
                                          Three Months Ended
                                                March 31,
                                           2003           2002
                                        -----------   -----------
 Net loss available to
  common shareholders                  $   (214,811) $   (184,712)
                                        ===========   ===========

 Weighted average shares                 17,743,300    11,706,658
 Effect of dilutive securities                    _             _
                                        -----------   -----------
                                         17,743,300    11,706,658
                                        ===========   ===========
 Basic loss per share (based
  on weighted average shares)          $      (0.01) $      (0.02)
                                        ===========   ===========

Weighted average shares issuable upon the exercise of stock options, which were not included in the above calculations, were approximately 2.2 million and 6.1 million in the three month periods ended March 31, 2003 and 2002, respectively, because they were antidilutive.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $7,681,137 at March 31, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. However, as discussed in Note 6, the Company has raised $418,500 through the issuance of common shares (to be issued) pursuant to an SB_2 registration during the three months ended March 31, 2003 and raised an additional $345,000 subsequent to March 31, 2003. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. Management can offer no assurance with respect to its ability to create additional revenues, obtain additional equity financing or execute its long-term business plan.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
March 31, 2003 and December 31, 2002


NOTE 6 - STOCK TRANSACTIONS

On February 28, 2003, the Company issued 636,000 shares of common stock pursuant to an S-8 registration valued at $0.22 per share (equal to the market value on the date of issuance) for legal and other services rendered valued at $128,920 and in payment of accounts payable totaling $11,000.

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
March 31, 2003 and December 31, 2002


NOTE 6 - STOCK TRANSACTIONS (Continued)

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

NOTE 7 - RESTRICTED CASH

Restricted cash at March 31, 2003 represents certain proceeds from stock to be issued. Such amounts were held in a trust account at March 31, 2003 and were released to the Company in April 2003.

NOTE 8 - INVENTORY

Inventory consists of raw materials of $48,802 and $59,382 at March 31, 2003 and December 31, 2002, respectively, and finished goods of $28 and $-0- at March 31, 2003 and December 31, 2002, respectively. Raw materials consist primarily of purchased component parts used in the assembly of the Company's products. Raw materials and finished goods are stated at the lower of cost, determined on a first-in, first-out (FIFO) method or market. Finished goods cost includes raw materials and direct labor.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is, from time to time, subject to certain claims and lawsuits arising in the normal course of business. The Company is not subject currently, however, to any pending legal proceedings. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of any claims will not have a material effect on the Company's financial position, results of operations, or cash flows.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2003, the following significant subsequent events occurred:

1. As discussed previously, the Company raised an additional $345,000 pursuant to certain subscription agreements. Common shares at $0.18 per share are to be issued and registered with the Securities and Exchange Commission pursuant to an SB-2 upon closing of the final agreement.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
March 31, 2003 and December 31, 2002


NOTE 10 - SUBSEQUENT EVENTS (Continued)

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

Operating Expenses: General and administrative expenditures increased in the first quarter of 2003 as compared to the first quarter of 2002, to $240,538 from $211,858, representing an increase of approximately 13.5%. This increase from 2002 to 2003 was primarily due to increased legal expenses in 2003 related to ongoing operations and increased outside accounting and managerial consulting. These increased services were paid in part through the issuance of common stock. Common stock issued for services totaled $128,920 for the three months ended March 31, 2003 compared to $55,500 for the three months ended March 31, 2002. The Company does not expect a significant increase in consulting expenses in the near future. The significant components of our operating expenses include salaries and wages, consulting and other professional services, product and liability insurance and office rent.

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

Depreciation and amortization expense: Depreciation and amortization expense increased from $8,207 to $8,922 during the three months ended March 31, 2002 and 2003, respectively. Cost of sales, general and administrative expenses, and research and development cost captions do not include any depreciation or amortization costs for each period presented.

Other Expense: Interest expense increased from $425 to $462 during the three months ended March 31, 2002 and 2003, respectively. The Company's interest expense is primarily due to the Company's financing of its liability insurance.

Net loss. We had a net loss of $214,811 for the three months ended March 31, 2003 or $0.01 per share based on a weighted average of 17,743,300 common shares outstanding, compared to a net loss of $184,712 for the three months ended March 31, 2002 or $0.02 per share based on a weighted average of 11,706,658 common shares outstanding.

Liquidity and Capital Resources
-------------------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $7,681,137 at March 31, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

At March 31, 2003, we had working capital of $46,903. The Company had current assets of $307,028 consisting of cash and cash equivalents of $101,029, accounts receivable of $102,694, inventory of $48,830 and prepaid expenses and other of $54,475. The Company's remaining assets consist of property and equipment (net) totaling $37,577, patents, net of accumulated amortization, totaling $75,651 and deposits of $3,462. Accounts receivable are significantly higher at March 31, 2003 ($102,694) as compared to December 31, 2002 ($16,135) because of certain revenues generated in late March 2003 for which cash collections were not received until subsequent to March 31, 2003. The accounts receivable, net of the allowance for doubtful accounts of $8,500, at March 31, 2003 are considered to be fully collectible.

Current liabilities consist mainly of operating accounts payable totaling $113,708, as well as advances from related parties and accrued wages to various officers and employees totaling $93,594. Accrued expenses totaled $30,615 and a note payable for the Company's liability insurance totaled $22,208 at March 31, 2003.

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


The Company has also incurred an accumulated deficit of $7,681,137 as of March 31, 2003 resulting from the continued losses since inception. The report of our independent accountants for our most recent fiscal year ended December 31, 2002 contains a going concern modification as to our ability to continue as a going concern.

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

PART II
                         OTHER INFORMATION
                     ITEM 1 - LEGAL PROCEEDINGS

The Company is, from time to time, subject to certain claims and lawsuits arising in the normal course of business. The Company is not subject currently, however, to any pending legal proceedings. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of any claims will not have a material effect on the Company's financial position, results of operations, or cash flows.

                 ITEM 2 - CHANGES IN SECURITIES

The Company issued the following shares of common stock during the three months ended March 31, 2003:

On February 28, 2003, the Company issued 636,000 shares of common stock pursuant to an S-8 registration valued at $0.22 per share for legal and other services rendered valued at $128,920 and in payment of accounts payable totaling $11,000.

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


           ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
  None.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.



                      ITEM 5 - OTHER INFORMATION
  None.

                ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 10.1 - Joseph Stevens proposed term sheet agreement

   Exhibit 10.02 - Centrex, Inc. letter of intent


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

  Emergency Filtration Products, Inc.


 Date:  October 21, 2003            By: /s/Douglas K. Beplate
                                    Douglas K. Beplate, President

 Date:  October 21, 2003            By: /s/Steve M. Hanni
                                    Steve M. Hanni, Chief Financial Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 21, 2003   /S/Steve M. Hanni, Principal Financial Officer