Form 10QSB/A
period 2003-06-30
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2003-10-24
CIK 1088213

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB/A
                              AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

OR

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                    COMMISSION FILE NUMBER 000-27421

                   EMERGENCY FILTRATION PRODUCTS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              NEVADA                              87-0561647
   --------------------------------           -------------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)

    175 Cassia Way, Suite A115
           Henderson, Nevada                        89014
----------------------------------------          ---------
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

  This amendment to Emergency Filtration Products, Inc.'s Quarterly Report on Form 10-QSB for the three months and six months ended June 30, 2003 is being filed to reflect a restatement of our financial statements as of and for the year ended December 31, 2002, and as of and for the three months and six months ended June 30, 2003 and 2002. The effects of the restatements on the three months and six months was limited to those resulting from a reduction in amortization expense in connection with $100,000 in patent costs that were
incorrectly capitalized during June 2000.   The Company previously filed
amendments to its annual report on Form 10-KSB for the year ended December 31, 2002, and its quarterly report on Form 10-QSB for the quarter ended March 31, 2003, containing restated financial statements for this matter, and readers of this report are referred to those amended reports for further details.

Correction of the error resulted in a reduction of the previously reported net loss of $1,667 for each of the three-month periods ended June 30, 2003 and 2002 , and $3,334 for each of the six-month periods ended June 30, 2003 and 2002, with an increase of $20,001 in previously reported stockholders' equity at June 30, 2003. The restatement did not impact the Company's loss per share for each period presented.

Items 1 and 2 of Part I are the only items being amended by this Form 10-QSB/A and such amendments relate only to the restated financial statements. In all other respects, this amendment presents information as of the original date of the Form 10-QSB for the quarter ended June 30, 2003.

PART I

                             FINANCIAL INFORMATION

                                  Item 1.

                           RESTATED FINANCIAL STATEMENTS
                                (UNAUDITED)

TABLE OF CONTENTS

                                                                 Page
                                                                 ----

Part I Financial Information

Item 1. Financial Statements

Restated Balance Sheets
June 30, 2003(Unaudited) and December 31, 2002...............      4

Restated Statements of Operations (Unaudited)
For the three months and six months ended
June 30, 2003 and 2002.......................................      5

Restated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2003 and 2002..............      6

Notes to the Restated Financial Statements...................      7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................     12

Item 3. Controls and Procedures...............................     17

Part II Other Information

Item 1. Legal Proceedings.....................................     17

Item 2. Change in Securities..................................     17

Item 3. Defaults by the Company on its
        Senior Securities ....................................     18

Item 4. Submission of Matter to a Vote
        Of Security Holders ..................................     18

Item 5. Other Information .....................................    18

Item 6. Exhibits and Reports on Form 8-K....,,.................    19

Signatures.....................................................    19

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
June 30, 2003 and December 31, 2002
Restated - See Note 2)
                                                   June 30,     December 31,
                                                     2003           2002
                                                  (Unaudited)
                                                 ------------   ------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                      $     295,233  $      21,424
 Accounts receivable, net of allowance for
  doubtful accounts of $7,700 and $8,500              172,563         16,135
 Prepaid expenses and other                            61,410         49,384
 Inventory                                            111,294         59,382
                                                 ____________   ____________
   Total Current Assets                               640,500        146,325
                                                 ____________   ____________
PROPERTY AND EQUIPMENT
 Molds                                                144,223        112,850
 Furniture and equipment                               81,860         45,292
 Accumulated depreciation                            (130,284)      (115,343)
                                                 ____________   ____________
   Total Property and Equipment                        95,799         42,799
                                                 ____________   ____________
OTHER ASSETS
 Deposits                                               8,287          3,462
 Patents and acquired technology, net
  of accumulated amortization of
  $35,647 and $16,364                               1,033,175         74,480
                                                 ------------   ------------
   Total Other Assets                               1,041,462         77,942
                                                 ------------   ------------
TOTAL ASSETS                                    $   1,777,761  $     267,066
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable - unrelated parties           $      96,311  $     153,231
 Accounts payable - related parties                   180,707        266,289
 Accrued expenses                                      30,615         30,615
 Note payable                                           6,451         42,272
                                                 ------------   ------------
   Total Current Liabilities                          314,084        492,407
                                                 ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, par value $0.001; authorized
  50,000,000 shares; 27,265,517 and 17,467,700
  shares issued and outstanding, respectively          27,265         17,468
 Additional paid in capital                         9,269,414      7,223,517
 Accumulated deficit                               (7,833,002)    (7,466,326)
                                                 ------------   ------------
   Total Stockholders' Equity (Deficit)             1,463,677       (225,341)
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                      $   1,777,761  $    267,066
                                                 ============   ============

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Three Months and Six Months Ended June 30, 2003 and 2002
(Restated - See Note 2)
(Unaudited)

                      For the Three Months Ended   For the Six Months Ended
                                June 30,                    June 30,
                           2003          2002          2003          2002
                       -----------   -----------   -----------   -----------
NET SALES             $    271,502  $     26,221  $    372,458  $    121,965

COSTS AND EXPENSES
 Cost of sales             178,823        18,160       242,924        77,426
 Depreciation and
  amortization              25,303         8,398        34,225        16,605
 Research and
  development                2,027             _         3,771           700
 General and
  administrative           215,040       153,779       455,578       365,637
                       ___________   ___________   ___________   ___________
   Total Expenses          421,193       180,337       736,498       460,368
                       ___________   ___________   ___________   ___________
LOSS FROM OPERATIONS      (149,691)     (154,116)     (364,040)     (338,403)
                       ___________   ___________   ___________   ___________

 Interest expense           (2,174)       (1,727)       (2,636)       (2,152)
                       -----------   -----------   -----------   -----------

NET LOSS              $   (151,865) $   (155,843) $   (366,676) $   (340,555)
                       ===========   ===========   ===========   ===========
BASIC LOSS
 PER SHARE            $      (0.01) $      (0.01) $      (0.02) $      (0.03)
                       ===========   ===========   ===========   ===========
WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING     24,513,947    11,988,425    21,147,327    11,848,320
                       ===========   ===========   ===========   ===========







The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Six Months Ended June 30, 2003 and 2002
(Restated - See Note 2)
(Unaudited)
                                                     2003           2002
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $    (366,676) $    (340,555)
 Adjustments to reconcile net loss to net
  cash (used in) operating activities:
  Depreciation and amortization                        34,225         16,605
  Common stock issued for services                    187,720         55,500
 Changes in operating assets and liabilities:
  Accounts receivable                                (156,428)        (6,930)
  Prepaid expenses and other                          (26,825)        59,881
  Inventory                                           (51,912)        10,601
  Deposits                                             (4,825)           679
  Accounts payable and accounts payable
   - related parties                                  143,568         42,500
  Accrued expenses                                          _             (9)
                                                 ------------   ------------
   Net Cash Used In Operating Activities             (241,153)      (161,728)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                (67,941)        (2,290)
 Patent and technology costs                         (132,979)          (940)
                                                 ------------   ------------
   Net Cash Used In Investing Activities             (200,920)        (3,230)
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock issuances                      1,182,324              _
 Stock offering costs                                (170,350)             -
 Advances from shareholders                                 _        186,900
 Repayments of advances from shareholders            (275,070)             -
 Payment on notes payable                             (21,022)       (14,651)
                                                 ------------   ------------
   Net Cash Provided by Financing Activities          715,882        172,249
                                                 ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             273,809          7,291

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       21,424              -
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $     295,233  $       7,291
                                                 ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid For:
 Interest                                       $       2,636  $       2,152

Non-Cash Investing and Financing Activities
 Common stock issued for services               $     187,720  $      55,500
 Common stock issued for accounts payable       $      56,325  $      72,900
 Non-cash reduction in note payable             $      14,799  $           -
 Common stock issued for patent rights and
  acquired technology                           $     845,000  $           -

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
June 30, 2003 and December 31, 2002

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

NOTE 2 - CORRECTION OF AN ERROR

The Company's financial statements as of December 31, 2002 and June 30, 2003, and for the three months and six months ended June 30, 2003 and 2002 have been restated for the immaterial effects of an error discovered in its annual financial statements for 2002. The effects of the restatements on the three months and six months was limited to those resulting from a reduction in amortization expense in connection with $100,000 in patent costs that were
incorrectly capitalized during June 2000.   The Company previously filed
amendments to its annual report on Form 10-KSB for the year ended December 31, 2002, and its quarterly report on Form 10-QSB for the quarter ended March 31, 2003, containing restated financial statements for this matter, and readers of this report are referred to those amended reports for further details.

Correction of the error resulted in a reduction of the previously reported net loss of $1,667 for each of the three-month periods ended June 30, 2003 and 2002, and $3,334 for each of the six-month periods ended June 30, 2003 and 2002, with an increase of $20,001 in previously reported stockholders' equity at June 30, 2003. The restatement did not impact the Company's reported loss per share for each period presented.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
June 30, 2003 and December 31, 2002


NOTE 3 - LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months and six months ended June 30, 2003 and 2002:

                                     For the Three Months Ended
                                               June 30,
                                          2003          2002
                                      -----------___-----------
Net loss available to
 common shareholders                 $   (151,865) $   (155,843)
                                      ===========   ===========

Weighted average shares                24,513,947    11,988,425

Effect of dilutive securities                   -             -
                                      -----------   -----------
                                       24,513,947    11,988,425
                                      ===========   ===========
Basic loss per share (based
 on weighted average
 shares)                             $      (0.01) $      (0.01)
                                      ===========   ===========


                                      For the Six Months Ended
                                               June 30,
                                          2003          2002
                                      -----------   -----------
Net loss available to
 common shareholders                 $   (366,676) $   (340,555)
                                      ===========   ===========

Weighted average shares                21,147,327    11,848,320
Effect of dilutive securities                   -             -
                                      -----------   -----------
                                       21,147,327    11,848,320
                                      ===========   ===========
Basic loss per share (based
 on weighted average
 shares)                             $      (0.02) $      (0.03)
                                      ===========   ===========

Weighted average shares issuable upon the exercise of stock options, which were not included in the above calculations, were approximately 1,545,000 and 6,100,000 in the three month and six month periods ended June 30, 2003 and 2002, respectively, because they were antidilutive.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
June 30, 2003 and December 31, 2002

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $7,833,002 at June 30, 2003. As discussed in Note 4, the Company has raised approximately $1,011,000 through the issuance of common shares pursuant to an SB-2 registration during the six months ended June 30, 2003. These funds have been used to retire outstanding debt, to acquire additional molds and equipment to be used in operations, and for ongoing working capital. Nevertheless, the Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which include a) continued product development efforts, and b) continuing efforts to increase its product sales in the U.S. and internationally. For example, during April 2003, the Company entered into an agreement with a Taiwan based company (the "Contractor") whereby the Contractor will manufacture, distribute, market and sell the Company's new environmental mask to the Asian markets. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. The Contractor has just recently begun production of the environmental masks discussed above and the Company expects sales to increase during the third quarter of 2003 as a result of the Contractor's marketing and sales in the Asian market.

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

NOTE 5 - STOCK TRANSACTIONS

On February 28, 2003, the Company issued 636,000 shares of common stock pursuant to an S-8 registration valued at $0.22 per share (equal to the market value on the date of issuance) for legal and other services rendered valued at $128,920 and in payment of accounts payable totaling $11,000.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
June 30, 2003 and December 31, 2002

NOTE 5 -STOCK TRANSACTIONS (Continued)

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

Also during the six months ended June 30, 2003, the Company entered into various subscription agreements through an investment banking company to issue common shares at $0.18 per share. Through June 30, 2003, the Company had raised $840,325 (net of $105,350 of stock offering costs) pursuant to these agreements and issued a total of 4,668,483 shares of common stock. Pursuant to this offering, the Company also granted a total of 840,325 three_year, noncallable warrant to purchase common stock for each dollar invested, exercisable at $0.25 per share. Also, as part of the agreement with the investment banking company, the Company paid the investment banking company a placement fee of 13% of the gross proceeds raised. An additional 695,000 of the above mentioned warrants were issued to the investment banking company as a finder's fee. A total of 1,535,325 warrants were granted pursuant to these agreements.

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
June 30, 2003 and December 31, 2002

NOTE 5 -STOCK TRANSACTIONS (Continued)

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

NOTE 6 - CONTINGENCIES

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

Depreciation and amortization expense: Depreciation and amortization expense increased from $8,398 and $16,605 to $25,303 and $34,225 during the three months and six months ended June 30, 2002 and 2003, respectively. Cost of sales, general and administrative expenses, and research and development cost captions do not include any depreciation or amortization costs for each period presented.

Other Expense: Interest expense increased from $1,727 and $2,152 to $2,174 and $2,636 during the three months and six months ended June 30, 2002 and 2003, respectively. The Company's interest expense is primarily due to the Company's financing of its liability insurance.

Net loss: We had a net loss of $151,865 for the three months ended June 30, 2003 or $0.01 per share based on a weighted average of 24,513,947 common shares outstanding, compared to a net loss of $155,843 for the three months ended June 30, 2002 or $0.01 per share based on a weighted average of 11,988,425 common shares outstanding. We had a net loss of $366,676 for the six months ended June 30, 2003 or $0.02 per share based on a weighted average of 21,147,327 common shares outstanding, compared to a net loss of $340,555 for the six months ended June 30, 2002 or $0.03 per share based on a weighted average of 11,848,320 common shares outstanding.

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

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $7,833,002 at June 30, 2003. Accordingly, in their report on the Company's latest annual financial statements, its independent auditors expressed substantial doubt about the Company's ability to continue as a going concern.

However, the Company raised an aggregate of $1,011,974 (net of $170,350 of stock offering costs) through the sale of 5,418,483 common shares through June 30, 2003. The Company issued these common shares at prices ranging from $0.18 and $0.40 per share. In connection with the common share issuances, the Company also granted 1,940,325 three_year, noncallable warrants to purchase common stock for each dollar invested, exercisable at prices ranging from $0.25 to $0.50 per share. The shares purchased and the shares underlying the warrants have been included on a registration statement on Form SB-2 which the Company has filed with the SEC. See Part II, Item 2, Changes in Securities.

At June 30, 2003, we had working capital of $326,416. The Company had current assets of $640,500 consisting of cash and cash equivalents of $295,233, accounts receivable of $172,563, inventory of $111,294 and prepaid expenses and other of $61,410. The Company's remaining assets consist of property and equipment (net) totaling $95,799, patents and acquired technology, net of accumulated amortization, totaling $1,033,175 and deposits of $8,287.
Accounts receivable are significantly higher at June 30, 2003 ($172,563) as compared to December 31, 2002 ($16,135) because of certain revenues generated in late June 2003 for which cash collections were not received until subsequent to June 30, 2003. The accounts receivable, net of the allowance for doubtful accounts of $7,700 at June 30, 2003 are considered to be fully collectible.

Current liabilities consist mainly of operating accounts payable totaling $96,311, as well as advances from related parties and accrued wages to various officers and employees totaling $180,707. Accrued expenses totaled $30,615 and a note payable for the Company's liability insurance totaled $6,451 at June 30, 2003.

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

PART II
                         OTHER INFORMATION
                     ITEM 1 _ LEGAL PROCEEDINGS

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

                 ITEM 2 _ CHANGES IN SECURITIES

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

In January 2003, in anticipation of a possible joint marketing or joint venture with Centrex, Inc. (Centrex), the Company entered into a letter of intent whereby the Company and Centrex exchanged common shares.

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

The shares issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder. However, the Company was required, pursuant to the above agreements, to file a registration statement with the United States Securities & Exchange Commission on Form SB_2, to register the above mentioned shares and use its best efforts to ensure that such registration statement is declared effective within 90 days from the filing date. The Company has filed the registration statement with the SEC although it has not yet been declared effective.

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


           ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
  None.

           ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

           ITEM 5 - OTHER INFORMATION
  None.

                ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 31.1 _ Certification of principal executive officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

   Exhibit 31.2 _ Certification of principal financial officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

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

  Emergency Filtration Products, Inc.


 Date:  October 24, 2003                 By: /s/Douglas K. Beplate
                                        Douglas K. Beplate, President

 Date:  October 24, 2003                 By: /s/Steve M. Hanni
                                        Steve M. Hanni, CFO