Form 10QSB
period 2003-09-30
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2003-11-14
CIK 1088213

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

OR

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                    COMMISSION FILE NUMBER 000-27421

                   EMERGENCY FILTRATION PRODUCTS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              NEVADA                              87-0561647
   -------------------------------            ------------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)

    175 Cassia Way, Suite A115
           Henderson, Nevada                        89014
----------------------------------------          ----------
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

At September 30, 2003, there were outstanding 27,265,517 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

PART I

                             FINANCIAL INFORMATION

                                  Item 1.

                             FINANCIAL STATEMENTS
                                (UNAUDITED)

TABLE OF CONTENTS

                                                                 Page
                                                                 ----

Part I Financial Information

Item 1. Financial Statements

Balance Sheets
September 30, 2003(Unaudited) and December 31, 2002..........      3

Statements of Operations (Unaudited)
For the three months and nine months ended
September 30, 2003 and 2002..................................      4

Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2003 and 2002........      5

Notes to the Financial Statements............................      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................     9

Item 3. Controls and Procedures...............................     15

Part II Other Information

Item 1. Legal Proceedings.....................................     15

Item 2. Change in Securities..................................     15

Item 3. Defaults by the Company on its
        Senior Securities ....................................     15

Item 4. Submission of Matter to a Vote
        Of Security Holders ..................................     15

Item 5. Other Information .....................................    15

Item 6. Exhibits and Reports on Form 8-K.......................    15

Signatures.....................................................    16

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
September 30, 2003 and December 31, 2002
                                                 September 30,  December 31,
                                                     2003           2002
                                                  (Unaudited)
                                                 ------------   ------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                      $     298,504  $      21,424
 Accounts receivable, net of allowance for
  doubtful accounts of $7,700 and $8,500              232,185         16,135
 Prepaid expenses and other                            55,516         49,384
 Inventory                                            141,173         59,382
                                                 ------------   ------------
   Total Current Assets                               727,378        146,325
                                                 ------------   ------------
PROPERTY AND EQUIPMENT
 Molds                                                126,475        112,850
 Furniture and equipment                              118,729         45,292
 Less accumulated depreciation                       (140,662)      (115,343)
                                                 ------------   ------------
   Total Property and Equipment                       104,542         42,799
                                                 ------------   ------------
OTHER ASSETS
 Patents and acquired technology, net
  of accumulated amortization of
  $53,420 and $16,364                               1,015,402         74,480
 Deposits and other assets                              8,584          3,462
                                                 ------------   ------------
   Total Other Assets                               1,023,986         77,942
                                                 ------------   ------------
TOTAL ASSETS                                    $   1,855,906  $     267,066
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
 Accounts payable - unrelated parties           $     264,537  $     153,231
 Accounts payable - related parties                   196,707        266,289
 Accrued expenses                                      43,819         30,615
 Note payable                                          21,560         42,272
                                                 ------------   ------------
   Total Current Liabilities                          526,623        492,407
                                                 -------------  ------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
 Common stock, par value $0.001; authorized
  50,000,000 shares; 27,265,517 and 17,467,700
  shares issued and outstanding, respectively          27,265         17,468
 Additional paid-in capital                         9,269,414      7,223,517
 Accumulated other comprehensive income                 3,542              -
 Accumulated deficit                               (7,970,938)    (7,466,326)
                                                 ------------   ------------
   Total Stockholders' Equity (Deficiency)          1,329,283       (225,341)
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIENCY)                                   $   1,855,906  $    267,066
                                                 ============   ============

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Three Months and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

                      For the Three Months Ended   For the Nine Months Ended
                             September 30,                September 30,
                           2003          2002          2003          2002
                       -----------   -----------   -----------   -----------
NET SALES             $    379,549  $    118,912  $    752,007  $    240,877
                       -----------   -----------   -----------   -----------
COSTS AND EXPENSES
 Cost of sales             255,107        79,933       498,031       157,359
 Depreciation and
  amortization              28,108         8,398        62,333        25,003
 Research and
  development                3,402         3,788         7,173         4,488
 Additional costs from
  cancellation of options        -        20,000             -        20,000
 General and
  administrative           229,572       506,836       685,150       872,473
                       -----------   -----------   -----------   -----------
   Total Expenses          516,189       618,955     1,252,687     1,079,323
                       -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS      (136,640)     (500,043)     (500,680)     (838,446)
                       -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSE)
 Interest income                19             -            19             -
 Interest expense             (572)          (72)       (3,208)       (2,224)
 Foreign exchange loss        (743)            -          (743)            -
                       -----------   -----------   -----------   -----------
   Total Other Income
    (Expense)               (1,296)          (72)       (3,932)       (2,224)
                       -----------   -----------   -----------   -----------

NET LOSS              $   (137,936) $   (500,115) $   (504,612) $   (840,670)
                       ===========   ===========   ===========   ===========
BASIC LOSS
 PER SHARE            $      (0.01) $      (0.03) $      (0.02) $      (0.07)
                       ===========   ===========   ===========   ===========
WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING     27,265,517    14,528,063    23,209,135    12,751,383
                       ===========   ===========   ===========   ===========







The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)
                                                     2003           2002
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $    (504,612) $    (840,670)
 Adjustments to reconcile net loss to net
  cash (used in) operating activities:
  Depreciation and amortization                        62,333         25,003
  Common stock issued for services
   and cancellation of options                        187,720        531,440
 Changes in operating assets and liabilities:
  Accounts receivable                                (216,050)       (33,493)
  Prepaid expenses and other                           15,302         68,776
  Inventory                                           (81,791)        18,793
  Deposits                                             (5,122)           679
  Accounts payable - unrelated and
   related parties                                    371,794         75,790
  Accrued expenses                                     13,204             (9)
                                                 ------------   ------------
   Net Cash Used In Operating Activities             (157,222)      (153,691)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                (87,019)        (2,290)
 Patent and technology costs                         (132,979)       (22,907)
                                                 ------------   ------------
   Net Cash Used In Investing Activities             (219,998)       (25,197)
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock issuances                      1,182,324              -
 Stock offering costs                                (170,350)             -
 Advances from shareholders                                 -        216,900
 Repayments of advances from shareholders            (319,070)             -
 Payment on notes payable                             (42,146)       (20,412)
                                                 ------------   ------------
   Net Cash Provided by Financing Activities          650,758        196,488
                                                 ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS                                       3,542              -
                                                 ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS             277,080         17,600
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       21,424              -
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $     298,504  $      17,600
                                                 ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                          $       3,208  $       2,224

Non-Cash Investing and Financing Activities
 Common stock issued for services               $     187,720  $     531,440
 Common stock issued to reduce accounts payable $      56,325  $     769,816
 Non-cash reduction in note payable             $      14,799  $           -
 Common stock issued for patent rights and
  acquired technology                           $     845,000  $           -

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
September 30, 2003 and December 31, 2002

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

The results of operations for the three months and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 - LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted loss per share for the three months and nine months ended September 30, 2003 and 2002:

                                     For the Three Months Ended
                                            September 30,
                                          2003          2002
                                      -----------   -----------
Net loss available to
 common shareholders                 $   (137,936) $   (500,115)
                                      ===========   ===========

Weighted average shares                27,265,517    14,528,063

Effect of dilutive securities                   -             -
                                      -----------   -----------
                                       27,265,517    14,528,063
                                      ===========   ===========
Basic loss per share (based
 on weighted average
 shares)                             $      (0.01) $      (0.03)
                                      ===========   ===========

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Restated Financial Statements
September 30, 2003 and December 31, 2002

NOTE 2 - LOSS PER SHARE (Continued)

                                     For the Nine Months Ended
                                            September 30,
                                          2003          2002
                                      -----------   -----------
Net loss available to
 common shareholders                 $   (504,612) $   (840,670)
                                      ===========   ===========

Weighted average shares                25,897,250    12,751,383
Effect of dilutive securities                   -             -
                                      -----------   -----------
                                       25,897,250    12,751,383
                                      ===========   ===========
Basic loss per share (based
 on weighted average
 shares)                             $      (0.02) $      (0.07)
                                      ===========   ===========

Weighted average shares issuable upon the exercise of stock options, which were not included in the above calculations, were approximately 1,460,000 and 6,100,000 in the three month and nine month periods ended September 30, 2003 and 2002, respectively, because they were antidilutive.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, which have resulted in an accumulated deficit of $7,970,938 at September 30, 2003. The Company has raised approximately $1,011,000 through the issuance of common shares pursuant to an SB-2 registration during the nine months ended September 30, 2003. These funds have been used to retire previously outstanding debt, to acquire additional molds and equipment to be used in operations, and for ongoing working capital.

Nevertheless, the Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which include a) continued product development efforts, and b) continuing efforts to increase its product sales in the U.S. and internationally. For example, during April 2003, the Company entered into an agreement with a Taiwan-based company (the "Contractor") whereby the Contractor will manufacture, distribute, market and sell the Company's new environmental mask to the Asian markets.

The Contractor has just recently begun production of the environmental masks discussed above and the Company expects sales to increase during the fourth quarter of 2003 as a result of the Contractor's marketing and sales in the Asian market.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
September 30, 2003 and December 31, 2002

NOTE 3 - GOING CONCERN (Continued)

It is the intent of management to seek to create additional revenues through the development and sales of its emergency respiration equipment, sales of their environmental masks, and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.


Management can offer no assurance with respect to its ability to create additional revenues, obtain additional equity financing or execute its long-term business plans. The Company's ability to continue as a going concern, however, may be dependent upon the success of those plans. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4 - OTHER CONTINGENCIES

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

                                ITEM 2.

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

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: The Company recognizes revenue for their products when the product is shipped and title passes to the buyer.

Capitalized Patent Costs: The Company has capitalized certain costs related to patents and technology acquired during 2003 based upon the fair market value of the consideration given up, ie. cash payments made and the undiscounted trade market value of the common shares issued. Market value of the common shares issued was used because the consideration paid for the technology was approved by the Board of Directors, and the President abstained from the vote. The President's holdings of the Company's common stock constituted substantially less than a controlling interest both before and after this transaction. Amortization of the resultant asset will be in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".

Functional Currency: For the three and nine months ended September 30, 2003, the functional currency for our foreign division has been determined to be the Taiwan Dollar. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the periods. For the three months and nine months ended September 30, 2003, we had an unrealized gain of $3,542 as a result of foreign currency translation adjustments.

Product Warranty Programs: Pursuant to FIN 45, "Guarantors Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others", the Company generally expenses product warranty costs as they are incurred. Product warranty costs have been considered insignificant in the past and the Company does not expect product warranty costs to substantially increase in the future. Accordingly, the Company does not recognize a liability for these product warranty costs in its balance sheet.

The Company does not employ any other critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply.

Results of Operations
---------------------
Three Months and Nine Months Ended September 30, 2003 compared with 2002
------------------------------------------------------------------
Revenues: During the three months and nine months ended September 30, 2003, the Company reported revenues of $379,549 and $752,007, respectively, compared to $118,912 and $240,877, respectively, for the three months and nine months ended September 30, 2002.

Revenues for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, increased substantially (219%) because of the substantial increase in orders from the military due to ongoing international conflicts in Afghanistan and Iraq. Revenues for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, increased by approximately 212% for the same reasons mentioned above. The US military has substantially increased their orders during 2003 due to ongoing international conflicts throughout the world and the Company is now focusing on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures.

The Company is also now focusing on marketing and selling the environmental masks and associated filters in the Asian markets. Revenues have been generated in part from the sale of the emergency CPR assistance device ($19,013 and $18,938 for the three months ended September 30, 2003 and 2002, respectively, and $124,146 and $78,579 for the nine months ended September 30, 2003 and 2002, respectively).

Additionally, the Company generated revenues related to Superstat, a modified collagen hemostat, for which they have exclusive distribution rights to the U.S. and foreign governments and militaries. Revenues related to Superstat were $360,536 and $99,975 for the three months ended September 30, 2003 and 2002, respectively, and $627,861 and $162,299 for the nine months ended September 30, 2003 and 2002, respectively. This represents a significant increase from 2002 to 2003 for Superstat as a result of the increased orders from the U.S. military as described above.

For the three months ended September 30, 2003 and 2002, the approximate percentage of revenues derived from sales to the U.S. government and military was 95% and 84%, respectively.

For the nine months ended September 30, 2003 and 2002, the approximate percentage of revenues derived from sales to the U.S. government and military was 83% and 67%, respectively. In addition to competition from other companies that may offer alternative products, the Company's sales to the military are dependent on the current state of foreign affairs and international conflicts with a U.S. military presence and the resulting perceived need for the Company's products in the U.S. government and military.

Cost of Sales: During the three months and nine months ended September 30, 2003, the Company reported cost of sales of $255,107 and $498,031, respectively, compared to $79,933 and $157,359, respectively, for the three months and nine months ended September 30, 2002. This represents an increase of approximately 219% for the three months ended September 30, 2003 and approximately 216% for the nine months ended September 30, 2003. These increases are relatively proportionate to and consistent with the increases in revenues for the same periods except for minor margin decreases. Costs as a percentage of sales were 67% and 66% for the three months and nine months ended September 30, 2003, respectively, compared to 67% and 65% for the three months and nine months ended September 30, 2002, respectively. The Company expects costs as a percentage of sales to be approximately 60-65% in the future unless significant changes occur in the cost of materials. Costs as a percentage of sales is expected to be slightly less than in the past due to the expected increase in sales in the Asian markets and the corresponding reduced costs overall in those markets. The significant components of the Company's cost of sales include actual product cost, including outsourced manufacturing and packaging, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: General and administrative expenditures decreased for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 to $229,572 from $506,836, representing a decrease of approximately 55%.

General and administrative expenditures decreased for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 to $685,150 from $872,473, representing a decrease of approximately 21%.

These reductions from 2002 to 2003 are the result of decreased consulting and legal fees incurred during 2003. As a result, the Company issued fewer shares of common stock for services rendered to outside consultants and lawyers during 2003 as compared to 2002. Consulting expense, which was paid for through the issuance of common stock totaled $187,720 for the nine months ended September 30, 2003, compared to $531,440 for the nine months ended September 30, 2002. The Company does not expect to incur additional significant consulting expenses in the near future. The significant components of our operating expenses to date have been salaries and wages, consulting and other professional services, product and liability insurance and office rent.

Research and development: Future research and development costs for testing, validation and FDA filings for potential new products are estimated to be immaterial and range from $25,000 to $35,000 during the next twelve months.
An additional $60,000 to $70,000 may also be required for the commission of molds for these potential new products. These R&D costs are expected to be paid using capital funds raised during early 2003. The significant components of the Company's planned research and development activities include prototype development and materials, governmental filings and laboratory testing.

Depreciation and amortization expense: Depreciation and amortization expense increased from $8,398 and $25,003 to $28,108 and $62,333 during the three months and nine months ended September 30, 2002 and 2003, respectively. (Reported amounts for cost of sales, general and administrative expenses, and research and development do not include any depreciation or amortization costs for the periods presented).

Other Expense: Interest expense increased from $72 and $2,224 to $572 and $3,208 during the three months and nine months ended September 30, 2002 and 2003, respectively. The Company's interest expense is primarily due to the Company's financing of its liability insurance.

Net loss: We had a net loss of $137,936 for the three months ended September 30, 2003 or $0.01 per share based on a weighted average of 27,265,517 common shares outstanding, compared to a net loss of $500,115 for the three months ended September 30, 2002 or $0.03 per share based on a weighted average of 14,528,063 common shares outstanding. We had a net loss of $504,612 for the nine months ended September 30, 2003 or $0.02 per share based on a weighted average of 23,209,135 common shares outstanding, compared to a net loss of $840,670 for the nine months ended September 30, 2002 or $0.07 per share based on a weighted average of 12,751,383 common shares outstanding.

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

Financial Condition
-------------------

At September 30, 2003, we had working capital of $200,755. Accounts receivable are significantly higher at September 30, 2003 ($232,185) as compared to December 31, 2002 ($16,135) because of certain revenues generated in late September 2003, primarily from the U.S. military, for which cash collections were not received until subsequent to September 30, 2003. The accounts receivable, net of the allowance for doubtful accounts of $7,700 at September 30, 2003 are considered to be fully collectible.

Liquidity and Capital Resources
-------------------------------

Since inception, revenues have not been adequate to cover operating expenses and the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity placements. As of the quarter ended September 30, 2003, the Company had offset its accumulated deficit in this manner.

The Company raised an aggregate of $1,011,974 (net of $170,350 of stock offering costs) through the sale of 5,418,483 common shares through September 30, 2003. The Company issued these common shares at prices ranging from $0.18 and $0.40 per share. In connection with the common share issuances, the Company also granted 1,940,325 three-year, noncallable warrants to purchase common stock for each dollar invested, exercisable at prices ranging from $0.25 to $0.50 per share. The shares purchased and the shares underlying the warrants have been included on a registration statement on Form SB-2 which the Company has filed with the SEC. The Company is currently in the process of answering SEC comments related to this registration statement.

Nevertheless, although the Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business, the Company has incurred significant losses, which have resulted in an accumulated deficit of $7,970,938 at September 30, 2003. Accordingly, our ability to continue as a going concern may be dependent upon the success of management's plans described in Note 3 to the accompanying financial statements. In their report on the Company's latest annual financial statements, its independent auditors expressed substantial doubt about the Company's ability to continue as a going concern.

Net cash used in operations was $157,222 for the nine months ended September 30, 2003. Net cash used in operations was $153,691 for the nine months ended September 30, 2002. Cash used by our operating activities for the periods ended September 30, 2003 and 2002 was funded primarily by the issuance of common stock for cash and shareholder advances.

Net cash used in investing activities was $219,998 and $25,197 for the nine months ended September 30, 2003 and 2002, respectively, due to the acquisition of additional molds and property and equipment needed for operations, acquired patents and technology from the Company's President, and additional expenditures related to the Company's existing patents.

For the nine months ended September 30, 2003, cash from financing activities totaled $650,758 consisting of $1,182,324 in proceeds on the issuance of common stock less stock offering costs of $170,350, repayment of shareholder advances totaling $319,070 and payments on the outstanding note payable totaling $42,146. For the nine months ended September 30, 2002, cash from financing activities totaled $196,488, primarily from advances from shareholders totaling $216,900 and payments on the note payable totaling $20,412.

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

Product development efforts remain an important priority of the Company's business plans, but the Company's primary focus is on increasing its product sales through a marketing driven sales effort in order to increase revenues that will ultimately cover total expenditures. It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment and environmental masks and to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. Although the Company has recently begun to receive indications of increased interest in its products from a number of medical product distributors and believes that this increased interest will lead to stronger performance by the Company in the near future, management can offer no assurance with respect to its ability to create additional revenues, obtain additional equity financing or execute its long-term business plan.
The Company has also recently begun discussions with a large Asian multinational company who has shown interest in a possible distribution agreement for our medical products in Japan, China and other Far Eastern countries, although a definite agreement has not yet been reached.

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

                              ITEM 3.
                       CONTROLS AND PROCEDURES

Our principal executive and principal financial officers have participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officers believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by the report. There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

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

                 ITEM 2 - CHANGES IN SECURITIES
  None.

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

                 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 31.1 - Certification of principal executive officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

   Exhibit 31.2 - Certification of principal financial officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

   Exhibit 32.1 - Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   Exhibit 32.2 - Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. The following reports on Form 8-K were filed in the quarter ended September 30, 2003:

None.
                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Emergency Filtration Products, Inc.


 Date:  November 14, 2003                 By: /s/Douglas K. Beplate
                                          Douglas K. Beplate, President

 Date:  November 14, 2003                 By: /s/Steve M. Hanni
                                          Steve M. Hanni, CFO