Form 10KSB/A
period 2002-12-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2004-02-06
CIK 1088213

               U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549

                              FORM 10-KSB/A
                             AMENDMENT NO. 3

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                     Page
-----------------                                                     ----
Report of Independent Accountants                                       28
Balance Sheet as of December 31, 2002 (Restated)                        29
Statements of Operations for the years ended December 31,
 2002 and 2001 (Restated)                                               30
Statements of Stockholders' Equity (Deficit)(Restated)                  31
Statements of Cash Flows for the years ended December 31,
 2002 and 2001 (Restated)                                               32
Notes to the Restated Financial Statements                              34

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

February 5, 2004                    By /S/Douglas K. Beplate
                                    Douglas K. Beplate, President

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signature               Title                               Date
---------               -----                               ----
/S/Sherman Lazrus       Chairman, Chief Executive Officer   February 5, 2004
/S/Douglas K. Beplate   President, Director                 February 5, 2004
/S/Steve M. Hanni       Chief Financial Officer             February 5, 2004
/S/Raymond C.L. Yuan    Director                            February 5, 2004
/S/Thomas Glenndahl     Director                            February 5, 2004
/S/Frank Corsini        Director                            February 5, 2004

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