Form 10QSB/A
period 2003-03-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2004-02-06
CIK 1088213

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB/A
                             AMENDMENT NO. 3
(Mark One)

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

  Emergency Filtration Products, Inc.


 Date: February 5, 2004           By: /s/Douglas K. Beplate
                                    Douglas K. Beplate, President

 Date: February 5, 2004           By: /s/Steve M. Hanni
                                    Steve M. Hanni, Chief Financial Officer