Form 10KSB
period 2003-12-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2004-03-29
CIK 1088213

               U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549

                              FORM 10-KSB

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    [ ]

As of March 24, 2004, there were 27,265,517 shares of the Registrant's Common Stock, $.001 par value, outstanding.

State the Registrant's revenues for the December 31, 2003 fiscal year:
$764,025.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $11,319,444, based on the average bid and ask price of the Registrant's stock on March 24, 2004 of $0.58 per share and 19,516,282 shares held by non-affiliates. The Registrant's common stock is traded on the NASDAQ OTCBB under the symbol "EMFP".


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

NONE

TABLE OF CONTENTS

                                                                 Page
                                                                 ----

Item 1.   Description of Business............................      4

Item 2.   Description of Property............................     13

Item 3.   Legal Proceedings..................................     13

Item 4.   Submission of Matter to Vote of
          Security Holders...................................     14

Item 5.   Market for Common Registrant Equity
          and Related Stockholder Matters.....................    15

Item 6.   Management's Discussion and Analysis
          or Plan of Operation................................    17

Item 7.   Financial Statements................................    22

Item 8.   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure..........................................    22

Item 8A.  Controls and Procedures.............................    22

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act...................    23

Item 10.  Executive Compensation..............................    26

Item 11.  Security Ownership of Certain
          Beneficial Owners and Management....................    28

Item 12.  Certain Relationships and
          Related Transactions................................    29

Item 13.  Exhibits and Reports on Form 8-K....................    32

Item 14.  Principal Accountant Fees and Services..............    34

Signatures....................................................    34

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

General
-------
Emergency Filtration Products, Inc. (the "Company") was organized under the laws of the State of Nevada on November 1, 1991, under the name "Lead Creek Unlimited". Until February 9, 1996, the Company conducted no business. The Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment changing its name to "Emergency Filtration Products, Inc." on March 8, 1996 pursuant to a Plan or Reorganization. There was no change, however, in the majority ownership of the Company related to this Plan or Reorganization.

On February 9, 1996, the Company entered into an Agreement with Douglas K. Beplate, current President of the Company, whereby Mr. Beplate granted to the Company all rights, including patent rights, to the commercial exploitation of a dual filtered rotary isolation valve. On June 18, 1996, on receipt of notification that the patent would be issued, Douglas K. Beplate executed the Assignment of Invention, assigning to the Company all rights to exploit the dual filtered rotary isolation valve technology.

Effective April 1, 2003, the Company entered into another agreement with Mr. Beplate whereby Mr. Beplate assigned all of his rights, title and interest in various technology, patents and patent applications to the Company. This agreement is entirely separate from the original agreement referred to in the preceeding paragraph. The 1996 agreement and technology transfer were for the dual rotary isolation valve and any amendments to that patent. This new agreement, effective April 1, 2003, reflects the technologies of hydrophobic and hydrophilic filtration used in a BVM setting, the rescission of the 5% royalty included in the original agreement on the Respaide technology, and the license of nano coatings on any filter configuration for environmental masks and any other application for US military use only. Mr. Beplate is to receive a 1% royalty on the gross sales of any and all products utilizing this acquired technology.

The Company is a specialty filter products company that has developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems. The Company's current product line includes the following:

- RespAide(TM) CPR Isolation Mask. An internationally patented (within the United States, Australia, Germany, France, United Kingdom and applied for in Canada) dual-filtered vapor isolation valve (VIV) technology currently being marketed in CPR isolation masks to protect emergency response personnel against infectious diseases during mouth to mouth resuscitation. The Company has received FDA approval for its RespAide CPR isolation mask incorporating a proprietary filter, and has established manufacturing and distribution of complete units and replacement filters. In tests performed pursuant to the requirements of the FDA testing procedures, these masks were found to be greater than 99.9% effective against bacterial and viral transmission - the highest rating testing labs will issue for medical devices. These masks were introduced in 1997 and are considered the Company's flagship product. They currently account for approximately 15-20% of the Company's overall sales. The patents for this product are assigned to the Company.

- Disposable Filters for BVMs. The same filter used in the RespAide product described above is ideal for reducing the risk of exposure to viruses and bacteria and equipment contamination during use of bag valve mask (BVM) resuscitation devices. The disposable filter keeps the equipment contaminant-free, thereby reducing risk of exposure to virus and bacteria to emergency response personnel. The filter is placed between the bag valve and the mask and is single use. The Company has received FDA 510K approval for the filter as a Class II medical device. The filter was introduced in 1997 as a component of the RespAide device and currently accounts for approximately 5-10% of the Company's overall sales. The patents for the filter are assigned to the Company.

- Superstat. The Company also markets Superstat, a product that provides rapid, safe, effective surgical clotting of the blood for surgery, trauma and burn wound management. Superstat is a collagen derived, highly purified, acid washed polypeptide material to which a small amount of calcium is added. The resulting mixture is suspended in a de-ionized, bacteria free water, and then freeze dried to produce a porous spongy wafer which melts upon contact with blood. Superstat dissolves in 2 to 3 minutes and does not have to be removed. The Company holds the exclusive distribution rights (the Company is the only authorized distributor for military customers) to all military medical installations of the United States and all other national governments not in conflict or subject to other legal restrictions with the United States (See Manufacturing and Distribution Agreements below). The original distribution agreement was executed in February 1998 and amended to add international territories in April 2001. The agreement automatically renews for one year periods unless terminated by either party. Superstat sales currently account for approximately 70-80% of the Company's overall sales.

The Company currently holds military national stocking numbers for the RespAide CPR isolation mask, the replacement filters and for Superstat. These stocking numbers make the products acceptable for inventory in all four branches of the military and the U.S. Coast Guard. These stocking numbers were assigned to the Company after completing an acceptance process with the Defense Medical Standardization Board and will remain valid for as long as there is procurement activity associated with these numbers. The Company received and fulfilled orders from the U.S. Navy and the Defense Supply Center Philadelphia for the products during 2003 and 2002.

- Personal Environmental Mask. Another configuration of the Company's technology is a personal environmental mask designed to address concerns of biological contamination in a workplace or other environment. The mask possesses a disposable filter using our technology and an enhanced matrix of charged nanoparticles designed to protect the user from possible inhalation of biological contaminants. The product is currently sold under three distinct product offerings; 1) one mask with one replaceable filter, 2) one mask with six replaceable filters, and 3) a package of six replaceable filters. The masks are offered in five colors; green, blue, white, black and orange. The Company entered into an agreement with a Taiwan based company, Weise Labs, Inc. (Weise) during April 2003. (See Manufacturing and Distribution Agreements below). Weise began production of the masks during the third quarter of 2003 after a number of production delays caused by materials shortages and product redesign efforts, and is currently pursuing marketing activities in the Asian and Middle Eastern markets (specifically China, Hong Kong, South Korea, Taiwan, Singapore, Thailand, Malaysia, India, Pakistan, Israel, Philippines and Vietnam). The Company and Weise have recently increased the production capacity in its Taiwanese facility in anticipation of an increased demand for its products. At present, the Company's Taiwanese manufacturing facility is capable of producing 8,000 to 12,000 filters per day. The Company does not expect to incur additional production delays due to material shortages or redesign efforts in the near future unless a significant increase in demand occurs beyond that which is already expected. The Company will not seek FDA approval for this product at the present time. The Company has in addition, recently acquired the license to manufacture and distribute these personal protection masks enhanced with nanoparticles. Although a small amount of these masks were sold during the fourth quarter of 2003, the Company expects to increase sales of these masks and filters during 2004 through an increase marketing and sales effort.

The following products are in various stages of development, production and market entry for future sale and have not produced any revenue for the Company to date:

- Breathing Circuit Filters. To extend its market reach from emergency response sites to the vast number of respiratory procedures conducted within medical facilities, the Company has introduced two new configurations of its technology, a one-way and a two-way breathing circuit filter for applications where ambient air flow must pass evenly in both directions while still protecting equipment and hoses. The filters are used inline with circuitry, hoses and anesthesia, ventilation and respiratory equipment. The use of the filter serves to remove viruses and bacteria from the airflow, control the moisture delivered to the patient and keep equipment contaminant free. The Company has received FDA 510K approval for the filters as Class II medical devices. The breathing circuit filter was introduced in 2002, however this product does not account for any sales to date. In an effort to promote market entry, additional configurations with variations of moisture output are being developed. No additional FDA filings will be required. The patents for the filters are assigned to the Company.

- ELVIS BVM. The Company has designed another configuration of their technology called ELVIS (Emergency Life Support Ventilation and Intubation System) for the BVM market. The product is a self-contained device that delivers medicine in aerosol form and a bag with built-in CO(2) monitoring capabilities. Patents have been granted for this product and the Company has executed an agreement whereby it acquired the rights for commercial exploitation of the patents. A working prototype has just recently been completed during early 2004 and the Company is now working on commissioning molds for this product. Product engineering and feasibility studies are under way and the Company is currently trying to determine the marketing plan for the product. The Company is also currently negotiating manufacturing arrangements, the outcome of which is also currently unknown. A 510K application will likely be filed with the FDA at a later date. A product submitted to the FDA under a 510K application will be subject to an approval process that will last an indeterminate amount of time and may or may not be approved. The Company plans to introduce ELVIS in the future. ELVIS currently does not account for any of the Company's sales.

Manufacturing and Distribution Agreements
-----------------------------------------
The Company contracted in December 1997 with Westmed, an FDA manufacturing facility in Tucson, AZ, for the manufacture and production of its proprietary filter products. An FDA manufacturing facility is an establishment that has applied for and received acceptance by the FDA and passed its FDA inspections to maintain compliance as an FDA manufacturing facility. All materials for the manufacturing and packaging is supplied by the Company. The agreement with Westmed will remain in effect until terminated by either party. Distribution, warehousing and order fulfillment for the RespAide products are managed at the Company's Henderson, NV facility.

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

As previously discussed, The Company entered into a "Manufacturing and Distribution Services Agreement" during April 2003 with Weise Labs, Inc. (Weise), a Taiwan based company, whereby Weise will have exclusive worldwide rights to manufacture the Company's nano-enhanced environmental masks and other masks using related technology, and will provide certain marketing and distribution services to the Company in connection with the distribution of such mask products in certain Asian and Middle Eastern territories. Weise is currently working on potential agreements between them and certain key distributors in the Asian markets to distribute the masks. No agreements have been finalized with these key distributors as of the current date but Weise has allocated the initial production of the masks to these distributors pending completed contracts. The Company will compensate Weise based upon certain criteria as to whether or not Weise has provided distribution services subsequent to the manufacture of the product.

For example, for each mask sold in which Weise provided distribution services for, the Company will pay Weise an amount equal to the cost to Weise of designing, fabricating, and manufacturing the particular mask sold. For each mask sold in which Weise did not provide distribution services for, the Company will pay Weise 125% of the manufacture cost. For those masks sold where Weise provided distribution services, the Company will pay Weise an additional fee of 5% of the selling price of the mask (Distribution Fee), plus a margin fee totaling 42.5% of the net profit realized, per unit, on the masks after deducting the manufacturing cost and distribution fee incurred per unit sold.

In addition, the Company has agreed to pay an oversight fee of approximately 15% of the applicable profit margin (after the distribution fee) to an outside company (Chan, Chamberlain & Associates, Inc.) for management and advisory services related to the distribution of the product. Weise will arrange for and oversee inventory and storage of the masks following completion of manufacturing and prior to shipment and will arrange for and oversee shipping and transport of the masks to the customers. Weise will also identify customers in the prescribed markets and assist the Company in pursuing those customers. Weise will also invoice and receive payments from any Asian customers and subsequently forward the collected funds to the Company, less their applicable fees and costs. It is currently estimated that the Company will recognize an approximate 30% profit margin on environmental mask product sales that will be distributed by Weise, based upon the current estimated sales price of the masks in the Asian markets less the current estimated costs of manufacturing the product and the corresponding distribution and oversight fees of approximately 20% as described above. It is currently estimated that the Company will recognize an approximate 50% profit margin on all other environmental mask product sales not distributed by Weise, but distributed through the Company's efforts. Based upon the current efforts of both the Company and Weise and recent possible separate distribution agreements being negotiated by both the Company and Weise, the Company is expecting that Weise will be instrumental in providing distribution services for approximately 50% of the Company's overall sales of the environmental masks in the Asian markets. Assuming Weise is responsible for the distribution of approximately 50% of the Company's sales, the Company is expected to recognize an approximate 40% profit margin on all environmental mask product sales. If this does not occur, however, the profit margins are expected to range between 30% and 50% overall. The agreement with Weise will remain in effect unless terminated by either party.

Additional Potential Applications
---------------------------------
The Company believes its technology may have application for the following products, although they do not market or sell these products or applications at the present time and do not have any plans or contracts to do so in the near future:

- air filtration systems for semiconductor manufacturing and laboratory "clean rooms".
- heating, ventilating and air conditioning (HVAC) filters for use in commercial and residential buildings, airplanes, and motor vehicles.

The Company has also been participating in a Department of Defense sponsored research program conducted by California State University (San Bernardino) (CSUSB) to determine the potential military and industry applications of the Company's filtering technology. Over the past several months, U.S. Soldier and Biological Chemical Command (SBCCOM), in conjunction with CSUSB, has been examining how to apply the Company's filter technology to a large number of potential applications in the military and private industries. The program has conducted a number of cost and user needs analyses, economic analyses, and technical viability studies on the Company's filter technology. According to the studies, numerous potential applications of the Company's filter technology have been identified.

The Company will submit its filter technology to a final testing phase which is to be conducted under U.S. Army auspices. Assuming successful completion of this final testing program, the Company may become eligible for a series of grants from the U.S. Army and related agencies. In addition, the Company will be permitted to market any products that it develops, subject to governmental approval, to the private sector.

Product development remains an important part of our business but our primary focus at the present time is on increasing our product sales through a marketing driven sales effort in order to increase revenues that will ultimately cover total expenditures.

Distribution methods of the products or services
------------------------------------------------
To reach the market, the Company has entered into contractual arrangements with a number of U.S. and international suppliers. The agreements are non-exclusive with no minimum order requirements with the exception of one agreement with WorldPoint ECC, Inc. (WorldPoint) which is for a configuration of an Automated External Defibrillator (AED) Prep Kit which includes the RespAide device. This agreement with WorldPoint is exclusive as the Company is prohibited from selling or reproducing the product itself or through agents and WorldPoint is prohibited from reproducing the product in any form. WorldPoint is not expressly prohibited, however, from selling competing products worldwide. The agreement is for all territories with no restrictions and automatically renews on a yearly basis unless terminated by either party. Termination provisions include insolvency, material breach and failure to meet standards. The agreement also requires yearly orders of a minimum of 1,000 units equal to approximately $10,000. The total revenue generated from these agreements represents approximately 5-10% of overall sales during 2002 and 2003.

As previously explained, the Company has also entered into an exclusive distribution agreement with Superstat Corporation for the distribution of the Superstat product and has just recently entered into a Manufacturing and Distribution Agreement with a Taiwan based company for the marketing and distribution of the personal environmental masks in the Asian markets (See Manufacturing and Distribution Agreements above).

The Company intends to firmly establish its reputation for supplying a high quality medical air filter, and then begin aggressively commercializing the technology in the HVAC category. The Company estimates that the addition of HVAC applications will increase the total addressable market for dual-filtered vapor isolation valve technology.

Competition
-----------
The medical device industry is a highly competitive sector of the health care industry and there are a large number of established and well financed entities with significantly greater financial resources, technical expertise and in-depth managerial capabilities than the Company. Competitors include two major manufacturers of CPR devices, Laerdal and MDI (both internationally based companies) and two major manufacturers of hemostatic collagens, Johnson & Johnson and MedChem Products, Inc. A major competitor in the personal protection mask market is 3M Corporation and a major competitor in the breathing circuit filter market is PALL Corporation. Although the Company has achieved patent protection for most of its products, there is no assurance that other entities may not compete in or enter the medical and commercial market in competition with the Company.

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

The Company recently, after extensive market research and consultations with Weise Labs, Inc. (the Company's master distributor and local manufacturing agent in the Asian Pacific market), redesigned its product offerings slightly to a more suitable price for the Asian markets, including three distinct product offerings; 1) one mask with one replacable filter, 2) one mask with
six replaceable filters, and 3) a package of six replacable filters.   Due to
recent virus outbreaks in the Far East such as SARS, there has been a recent increase in the supply and demand for suitable mask products thus flooding the market with competing less superior products. This increased supply has initially caused the prices to decline slightly. In addition, this increased demand for suitable masks in these markets initially caused a number of production delays in Taiwan due to materials shortages. The Company does not believe, however, that it will experience additional delays or shortages of product materials in the near future unless an additional extraordinary increase in demand for the personal protection environmental masks occurs.

Sources and availability of raw materials and the names of principal suppliers
------------------------------------------------------------------------------
The raw materials utilized in the production of the Company's proprietary products are readily available from a variety of manufacturers including 3M Corporation and Versal. As previously discussed, the Company experienced production delays during 2003 in Taiwan due to material shortages. These shortages have since been abated and the Company does not expect significant raw material shortages in the future, unless a dramatic increase in the demand for personal protection environmental masks occurs.

Dependence on one or a few major customers
------------------------------------------
The majority (approximately 80-90% annually) of the Company's sales have been to the U.S. military. If the orders from the military were to decrease or increase, it would have a material impact on the Company's operations.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts
------------------------------------------------------------------------------
On February 9, 1996, the Company entered into an Agreement with Douglas K. Beplate, President of the Company, whereby Mr. Beplate granted to the Company all rights, including patent rights, to the commercial exploitation of a dual filtered rotary isolation valve. On June 18, 1996, once the notification that the patent would be issued, Douglas K. Beplate executed the Assignment of Invention, assigning to the Company all rights to exploit the dual filtered rotary isolation valve technology.

Effective April 1, 2003, the Company entered into an "Agreement For Assignment of Technology" with Douglas Beplate whereby Mr. Beplate assigned all of his rights, title and interest in various technology, patents and patent applications to the Company. This agreement is entirely separate from the original agreement entered into with Mr. Beplate during 1996 as described above. The 1996 agreement and technology transfer were for the dual rotary isolation valve and any amendments to that patent. This new agreement effective April 1, 2003 reflects the technologies of hydrophobic and hydrophilic filtration used in a BVM setting, the rescission of the 5% royalty included in the original agreement on the Respaide technology, and the license of nano coatings on any filter configuration for environmental masks and any other application for US military use only. Mr. Beplate is to receive a 1% royalty on the gross sales of any and all products utilizing this acquired technology. No royalties have been paid or accrued pursuant to this agreement as of December 31, 2003.

The Company most recently (September 2003) received notification of the approval for the issuance of a U.S. patent for its combined hydrophobic - hydrophilic filtration application. The patent was issued to Mr. Doug Beplate, the Company's President, and assigned to the Company as part of the April 1, 2003 agreement mentioned above. This patent is the 12th patent to be assigned to the Company.

The Company's United States patents are as follows:

PATENT NO./
PATENT APP. NO.  DESCRIPTION                                       EXPIRATION
5,575,279        Dual-filtered Rotary Iso. Valve for Resuscitation  11/2016
6,375,854        Combined Hydrophobic-hydrophilic Filter for Fluids  4/2023
                 (Smaller to Larger)
10/128,367       Combined Hydrophobic-hydrophilic Filter for Fluids  4/2022
                 (Larger to Smaller)
6,062,217        Portable Emergency Safety Resuscitator              5/2020
6,276,363        Portable Emergency Safety Resuscitator              8/2021
09/934,016       Medical Port for Emergency Safety Resuscitator      Pending

The Company's international patents are as follows:

PATENT NO./
PATENT APP. NO.  COUNTRY      DESCRIPTION                          EXPIRATION
2,246,770        CanadaDual-filtered Rotary Iso. Valve       11/2017
723311           Australia    Dual-filtered Rotary Iso. Valve       11/2017
96945105.3       France       Dual-filtered Rotary Iso. Valve       11/2017
69610644         Germany      Dual-filtered Rotary Iso. Valve       11/2017
0873151          U.K.         Dual-filtered Rotary Iso. Valve       11/2017
PCT/US02/26347   Int'l        Medical Port for Emergency Safety      Pending
                               Resuscitator

Need for any government approval of principal products or services
------------------------------------------------------------------
The Company has received Food and Drug Administration ("FDA") approval for its RespAide CPR isolation mask and vapor isolation valve (disposable filter for BVM's) and the breathing circuit filters as Class II medical devices. Compliance with the approval of the devices requires that they be manufactured in an FDA approved manufacturing facility. The Company currently uses Westmed, an approved facility.

The Company will likely file a 510K application for acceptance as a Class II medical device for the new ELVIS product in the future. At this time, the Company does not intend to file a premarket notification or premarket approval process, but rather the 510K application. If a 510K application is filed, there is an evaluation process that may or may not result in approval to market the device in the United States. The 510K application evaluation process requires the submission and review of detailed information, including but not limited to, product drawings, prototypes, claims and functions, laboratory testing, manufacturing processes, labeling, quality control and compliance with inspections, post-mark obligations, and import/export requirements. At this time, the Company believes that no clinical trials will be required, however, additional information, including clinical trials, may be requested by the FDA once the 510K application is submitted and reviewed.

The Company is required to register on a yearly basis with the FDA and is listed as a manufacturer but is not subject to inspections at its Henderson, NV facility at the present time due to the fact that the manufacturing processes are performed by Westmed and Superstat (for the Superstat products only), at their facilities in Tucson, AZ and Rancho Dominquez, CA, respectively, which are both subject to FDA inspections.

Research and Development
------------------------
The Research and Development expenditures for the last two years were as follows:

- 2003 ($8,961) These costs are prototype development costs associated with the new products such as materials, supplies, consulting fees, etc.
- 2002 ($12,206) These costs are prototype development costs associated with the new products such as materials, supplies, consulting fees, etc.

Costs and effects of compliance with environmental laws
-------------------------------------------------------
The Company is not aware of any cost or effect of compliance with environmental laws.

Impact of Inflation
-------------------
At this time, the Company does not anticipate that inflation will have a material impact on its current or future operations.

Employees
---------
The Company currently has 3 full time and 1 part time employees in the U.S. and 8 additional part time employees in Taiwan. The Company has oral agreements with Douglas K. Beplate, President, and Peter Clark, Secretary/Treasurer, calling for salary payments of $96,000 per year, and $72,000 per year, respectively. The above salaries were paid through September 30, 2002 through the issuance of common stock. Additional amounts since September 30, 2002 not paid through December 31, 2003 are being accrued, and may be paid through the issuance of additional stock or in cash if the Company has the necessary funds. Accrued payroll for Mr. Beplate totaled $83,000 as of December 31, 2003. Accrued payroll for Mr. Clark totaled $70,000 as of December 31, 2003. Any accrued amounts are non-interest bearing and subject to change only upon approval by the Board of Directors. The third full time employee is paid hourly and at-will. All part time employees are also hourly and at-will.

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

The Company also presently occupies office, warehouse and production space in Taipei, Taiwan under three, one year lease agreements. The total property consists of approximately 3,200 square feet of office and production space and approximately 1,046 square feet of warehouse space. The lease agreements terminate in December 2004. Rent for all three locations is $3,083 per month.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings threatened or pending, except such ordinary routine matters which may be incidental to the business currently being conducted by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters submitted to a vote of our securities holders during the quarter ended December 31, 2003. We have scheduled a Special Meeting of Shareholders for May 6, 2004 at 10:00 am Pacific Time at the Sunset Station Hotel & Casino, 1301 West Sunset Road, Henderson, NV 89014, to:

     1. Elect five directors to serve until the expiration of their respective terms and until their respective successors are elected and qualified;

     2. Consider and act upon the ratification of the appointment of Piercy, Bowler, Taylor & Kern, as independent public accountants; and

     3. Transact such other business as may properly come before the Special Meeting or any adjournment thereof.

A Proxy Statement with information regarding the Special Meeting will be mailed on or about April 8, 2004 to shareholders of record as of March 26, 2004.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 24, 2004, the Company had approximately 200 shareholders of record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

The Company's common stock is traded on the NASD'S OTC Bulletin Board (the "OTCBB") under the symbol "EMFP". The following table sets forth, for the respective periods indicated, the prices of the Company's Common Stock in the over the counter market as reported by on the OTCBB for the periods for which this report is being filed. Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions.
                                                   Bid Quotation
                                                   -------------
Fiscal Year 2003                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/30/03                    $ 0.70                $ 0.46
Quarter ended 9/30/03                     $ 0.55                $ 0.24
Quarter ended 6/30/03                     $ 0.80                $ 0.26
Quarter ended 3/31/03                     $ 0.28                $ 0.18

Fiscal Year 2002                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/02                    $ 0.41                $ 0.23
Quarter ended 9/30/02                     $ 0.43                $ 0.19
Quarter ended 6/30/02                     $ 0.44                $ 0.27
Quarter ended 3/31/02                     $ 0.55                $ 0.30

Fiscal Year 2001                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/01                    $ 0.78                $ 0.31
Quarter ended 9/30/01                     $ 0.56                $ 0.35
Quarter ended 6/30/01                     $ 0.74                $ 0.35
Quarter ended 3/31/01                     $ 0.82                $ 0.30


Trading of our common stock has been limited or sporadic. The Company did not issue any common stock during the quarter ended December 31, 2003.

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

The following table summarizes information about equity awards that are outstanding as of December 31, 2003.

                         Number of Shares of                       Number of Shares of
                         Common stock to be       Weighted Avg        Common Stock
                         issued upon exercise    Exercise Price    Available for Future
                           Of Outstanding        Of Outstanding     Issuance (excluding
Plan Category                 Options*              Options         shares reflected in *)
-------------            --------------------    --------------    ----------------------
Equity compensation
Plans approved by
Security holders                   0                   n/a                   0

Equity compensation
plans not approved by
security holders                760,000               $0.52                  0

The above stock options were granted as follows:

- 500,000 options were granted to Mike Crnkovich, the President of Emergency Filtration at the time, during January 2001 for services rendered related to his employment as President. These options were granted with an exercise price of $0.53 per share and expired, unexercised on January 8, 2004.
- 60,000 options were granted to an outside consultant for marketing services rendered during January 2001. These options were granted with an exercise price of $0.53 per share and expired, unexercised on January 8, 2004.
- 100,000 options were granted to Mike Crnkovich, the President of Emergency Filtration at the time, during June 2001 for services rendered related to his employment as President. These options were granted with an exercise price of $0.49 per share and expire on June 28, 2004.
- 100,000 options were granted to an outside consultant for marketing services rendered during June 2001. These options were granted with an exercise price of $0.49 per share and expire on June 28, 2004.

The above outstanding options are described as follows:

Number of         Exercise          Expiration
Options            Price               Date
---------         ---------       -------------------
560,000           $0.53             January 8, 2004
200,000           $0.49             June 28, 2004

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

Overview
-------
Since its inception, the Company has been involved in the development of its technology. During this time, revenues have not been adequate to cover operating expenses. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity placements. As of the end of fiscal 2003, the Company had offset its accumulated deficit in this manner. The most valuable asset of the Company is its intellectual property and technology. The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered vapor isolation valve and the rights to certain other technologies related to environmental masks. Rights pertaining thereto include the right to maintain, sell and improve the devices, and to license those rights. Although the Company believes its technology to be very valuable in the economic sense, this value is not quantified as such on the Company's balance sheet.

As previously discussed, the Company has recently entered into a manufacturing and distribution services agreement with Weise Labs, Inc. (Weise), a Taiwan based company, whereby Weise will have exclusive worldwide rights to manufacture the Company's nano-enhanced environmental masks and other masks using related technology, and will provide certain marketing and distribution services to the Company in connection with the distribution of such mask products in certain Asian and Middle Eastern territories. The Company has advanced funds of approximately $280,000 through December 31, 2003 in order to manufacture molds, to purchase equipment and to set up a manufacturing facility for production, to purchase raw materials, and begin producing the environmental masks. The Company expects future costs, however, to be minimal since costs of distribution and marketing of the products in the future are incorporated into the agreement with Weise.

It is management's intent to seek to create additional revenues through the development and sales of its emergency respiration equipment and sales of their environmental masks through potential distribution agreements currently being negotiated in Taiwan and Japan, and to rely upon additional equity financing, if required, to sustain operations until revenues are adequate to cover the costs. Management can offer no assurance with respect to its ability to create additional revenues, obtain additional equity financing or execute its long-term business plans. The Company's ability to continue as a going concern, however, may be dependent upon the success of those plans.

Results of Operations
---------------------
Year ended December 31, 2003 compared to year ended December 31, 2002
---------------------------------------------------------------------
Revenues: During 2003, the Company reported revenues of $764,025. This is an increase of approximately 194% over revenues of $260,215 for the year ended December 31, 2002. This increase is primarily due to the substantial increase in orders from the U.S. military in early 2003 due to ongoing international conflicts throughout the world and in Afghanistan and Iraq. The Company is now focusing on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures. The Company is also now focusing on marketing and selling the environmental masks and associated filters in the Asian markets.

Revenues have been generated in part from the sale of the emergency CPR assistance device ($133,833 and $98,130 for the years ended December 31, 2003 and 2002, respectively). This represents an increase of approximately 36% primarily due to the reasons stated above.

Additionally, the Company generated revenues related to Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. and foreign governments and militaries. Revenues related to Superstat were $643,000 and $162,085 for the years ended December 31, 2003 and 2002, respectively, which represents an increase of 297%. For the years ended December 31, 2003 and 2002, the percentage of revenues derived from sales to the government were 84% and 80%, respectively. In addition to competition from other companies that may offer alternative products, governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military.

Cost of Sales: During 2003, the Company reported cost of sales of $495,368 compared to $167,760 during 2002. This represents an increase of approximately 195% which is consistent with the increase in revenues for the same period. Costs as a percentage of sales were 65% and 64% for the years ended December 31, 2003 and 2002, respectively. The Company expects costs as a percentage of sales to be approximately 60% to 65% in the future unless significant changes in the cost of materials occur. Costs as a percentage of sales is expected to be slightly less than in the past due to the expected increase in sales in the Asian markets and the corresponding reduced costs overall in those markets. The significant components of the Company's cost of sales include actual product cost, including outsourced manufacturing and packaging, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: General and administrative expenditures for the year ended December 31, 2003 as compared to the year ended December 31, 2002 decreased to $829,229 from $1,188,233, representing a decrease of approximately 30%. These reductions from 2002 to 2003 are the result of decreased consulting and legal fees incurred during 2003. As a result, the Company issued fewer shares of common stock for services rendered to outside consultants and lawyers during 2003 as compared to 2002. Consulting expense, which was paid for through the issuance of common stock totaled $187,720 for the year ended December 31, 2003, compared to $650,441 for the year ended December 31, 2002. The Company does not expect to incur additional significant consulting expenses in the near future. The significant components of the Company's operating expenses include salaries and wages totaling $206,674, consulting and other professional services totaling $411,411, product and liability insurance totaling $61,251 and office rent totaling $56,990.

Research and development: Research and development costs decreased to $8,961 from $12,206 during the years ended December 31, 2003 and 2002, respectively. The Company expects research and development costs to increase in the future as the Company has plans to pursue the development of additional products during 2004. The research and development costs for testing, validation and FDA filings for these potential new products are estimated to range from $25,000 to $35,000 during the next twelve months. An additional $20,000 to $30,000 may also be required for the commission of molds for these potential new products. The significant components of our research and development costs include prototype development and materials, governmental filings and laboratory testing.

Depreciation and amortization expense: Depreciation and amortization expense increased to $84,770 from $30,143 during the fiscal year ended December 31, 2003 and 2002, respectively, primarily due to the increase in production machinery and the amortization on acquired technology during 2003. Cost of sales, general and administrative expenses, and research and development cost captions do not include any depreciation or amortization costs for each year presented.

Other Expense: Interest expense increased to $51,657 from $2,540 during the years ended December 31, 2003 and 2002, respectively, primarily related to the additional interest associated with the liquidated damages incurred and accrued through December 31, 2003 since the Company's registration statement has not yet been declared effective. The remaining portion of the Company's interest expense is primarily due to the Company's financing of its liability insurance.

Net loss. The Company had a net loss of $706,455 in 2003 or $0.03 per share based on a weighted average of 24,231,565 common shares outstanding, compared to a net loss of $1,140,667 in 2002 or $0.08 per share based on a weighted average of 13,920,976 common shares outstanding.

Liquidity and Capital Resources
-------------------------------
Although the Company raised approximately $1,000,000 during early 2003, the Company currently does not have and is not able to generate sufficient cash from operations to sustain its business efforts as well as to accommodate its growth plans. Until it is able to generate sufficient revenues and cash flow to sustain its operations, the Company will seek additional capital funding through some combination of equity and debt financing. In addition, the Company may receive additional funds of up to approximately $585,000 through the exercise of common stock warrants currently outstanding. The Company is also prepared to enter into bridge loans with existing shareholders during 2004, if necessary, to fund ongoing operations and to fund the Company's planned research and development objectives, although no loan agreements have currently been entered into. These funds, if received, will be used for ongoing operations and to fund the research and development objectives as described below.

If funds are available, the Company intends to bring additional products to market during the next twelve months, including the breathing circuit filters, the ELVIS BVM bag, and the continued marketing and development of the personal environmental masks as previously described. The research and developments costs associated with the ELVIS BVM device will be the most significant.

The estimated expense for testing, validation and FDA filings for ELVIS will be approximately $25,000. The commission of molds for the ELVIS BVM bag will require approximately $20,000 to $30,000 over the next twelve months.

If additional funds are not raised during 2004 or if revenues do not increase sufficient to cover the Company's operating costs, the Company will not have the funds needed for these research and development costs.

The Company has incurred an accumulated deficit of $8,172,781 as of December 31, 2003, resulting from the continued losses since inception. In their report, our auditors for our most recent fiscal year ended December 31, 2003, expressed substantial doubt as to our ability to continue operating as a going concern.

The Company, pursuant to a manufacturing agreement with a company in Taiwan, has used a portion of the funds raised during 2003 for additional equipment, inventory and operating costs of approximately $280,000. These costs were funded using the proceeds raised from the various private placements during 2003.

Due to the increased exposure and liability for public entities, the cost of our liability insurance has increased substantially over the past several years. The Company's insurance policies cover general/product, directors and officers, and employment practices liability. Currently, the cost of this insurance coverage is approximately $72,000 annually. The Company does not expect the cost to increase substantially, however, over the next few years.

During the year ended December 31, 2003, the Company sold approximately 5,800,000 shares of common stock and warrants exercisable for shares of common stock pursuant to various subscription agreements and raised approximately $1,000,000 through these issuances for ongoing operations, additional research and development, molds and other needed operating capital.

During fiscal 2003, the Company sold shares of Centrex, Inc., an unrelated third party, pursuant to what may be a non-conforming prospectus that did not list the Company as a selling shareholder. This sale could result in a civil liability to the purchaser for the consideration paid, $42,000, plus interest, less any income the purchaser realized from a subsequent sale, or damages if the purchaser no longer owns the shares. At the time of the sale, the Company believed that the shares were properly registered. Because of this transaction, the Company may also have some additional liability for violation of laws or regulations governing unlawful sales of securities in interstate commerce, although any such violation was inadvertent. No action against the Company has been brought in this matter and management does not anticipate that any action will be brought.

During February 2003, the Company issued 636,000 shares of common stock for services rendered pursuant to an S-8 registration, valued at $0.22 per share, for a total of $139,920. The services rendered included legal services totaling $99,000 and managerial and accounting related consulting services totaling $40,920.

In addition, during May 2003, the Company issued 93,334 shares of common stock valued at $0.63 per share for services rendered totaling $58,800. These services rendered included $6,300 of legal services, $35,000 for accounting and marketing services, and $17,500 for managerial consulting.

Net cash used in operations was $249,380 for the year ended December 31, 2003 as compared to $3,516 for the year ended December 31, 2002. This increase in cash used was primarily due to the increased inventory being produced in Taiwan and payment of outstanding accounts payable. Cash used for operating activities was primarily funded by the issuance of common stock for cash in early 2003 of $1,011,975. The Company also used cash of $408,152 during the year ended December 31, 2003 to retire related party outstanding debt and other long-term debt. Cash used to retire related party outstanding debt and other long-term debt for 2002 was $87,079.

In addition, cash of $95,283 was used during 2003 for the purchase of additional molds and equipment used in the production facility in Taiwan, and cash of $133,943 for the acquisition of additional patents and technology. This is significantly higher than the cash used in the prior year for the purchase of equipment and patent costs totaling $5,981.

During the current fiscal year 2004, the Company expects that it will be able to continue measures that will (i) reduce unnecessary cash outflows, (ii) increase revenues through our improved marketing effort; and (iii) raise additional working capital, if necessary, through the issuance of our stock for services and cash, or other equity or debt financing.

The Company's business model is intended to be cost-efficient and emphasizes:
(1) in-house research and development; (2) accumulation of intellectual property assets; (3) ownership of key production equipment; and (4) outsourcing of all manufacturing, distribution, warehousing, and order fulfillment. Accordingly, the Company benefits from low overhead, as well as the pricing advantages inherent in proprietary specialty products.

It is the intent of management to create additional revenues through the development and sales of its emergency respiration equipment, environmental masks, and other products through potential distribution agreements currently being negotiated in Taiwan and Japan (see next paragraph), and to rely upon additional equity or debt financing (as previously described) to sustain operations until revenues are adequate to cover the costs. The Company has recently begun to receive indications of increased interest in their products from a number of medical product distributors and management believes that this increased interest will lead to stronger financial performance in the near future.

Subsequent to December 31, 2003, the Company has been in discussions with a large Asian multinational company, Itochu Techno Chemical, Inc. (Itochu), a wholly owned Japanese subsidiary of Itochu Corporation involved in chemical and related businesses, including air filtration, who has shown interest in a possible distribution agreement for the Company's medical products in Japan. The Company and Itochu have been engaged in a cooperative feasibility study surrounding the introduction of the Company's air filter products and technologies into Japan.

On February 27, 2004, the Company and Itochu filed an application with the Japanese Koseisho(the Ministry of Health and Welfare, similar to the U.S. Federal Drug Administration). Upon the approval by the Japanese Koseisho, Itochu plans on entering into a long-term distribution agreement with the Company to distribute the Company's air filtration products in Japan and possibly other markets. It is currently unknown, however, as to when or if the application will be approved by the Japanese Koseisho.

Also subsequent to December 31, 2003, the Company received from a Taiwanese reseller a purchase order which, if fulfilled, will result in sales of approximately $250,000 during 2004. The Company has begun shipping the product during the first quarter of 2004. While the Company believes this purchase order is a positive indication of sales prospects for 2004, management can offer no assurance with respect to its ability to create additional revenues, obtain additional equity financing, if required, or execute its long-term business plan.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements for the reporting period are set forth immediately following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 21, 2003, PricewaterhouseCoopers LLP resigned as the independent accountants for the Company.

On June 19, 2003, the Company engaged Piercy, Bowler, Taylor & Kern to act as its independent certified public accountant. Piercy, Bowler, Taylor & Kern replaced PricewaterhouseCoopers, LLP, who resigned on May 21, 2003.

The Company did not consult with Piercy, Bowler, Taylor & Kern prior to its engagement on either the application of accounting principles or the type of opinion Piercy, Bowler, Taylor & Kern might issue on the Company's financial statements.

There were no disagreements with either Piercy, Bowler, Taylor & Kern or PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers would have caused PricewaterhouseCoopers to make reference to the subject matter of such disagreements in connection with their reports on our 2003 or 2002 financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

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

PART III.
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name                    Age         Position                    Held Since
----                    ---         --------                    ----------
Douglas K. Beplate      49          President, Director         July 2000

Peter Clark             52          Secretary, Treasurer        June 1997

Steve M. Hanni          36          Chief Financial Officer     November 2002

Frank Corsini           56          Director                    July 2002(*)

Thomas Glenndahl        57          Director                    May 2002

Dr. Raymond C.L. Yuan   60          Director                    December 1997

Sherman Lazrus          70          Interim CEO, Chairman,      June 2001
                                    Director                    December 1998

(*) Mr. Corsini resigned as a director on March 22, 2004 due to other commitments.

The principal occupation and business experience for each of the present directors and executive officers of the Company are as follows:

Douglas K. Beplate, President, signed an agreement with the Company in 1996 whereby he provided consulting services and was subsequently appointed to his present position and elected to the Board of Directors in July, 2000. Mr. Beplate is the co-founder of the Company. He is also an officer of the Company whose responsibilities include product design, research and development, patent work and production. Prior to his position with the Company, he was a consultant to various medical products firms from 1993 to 1996 where he was involved in research and development, and product design. Mr. Beplate is also an experienced entrepreneur and business manager. He was Founder of Kinder tot, Inc. (1990-1993). He has directed and managed all aspects of a $10 million budget for a $100 million sporting goods company, Udicso, d.b.a. Sunset (1980-1986) including advertising, merchandising, promotions, markdowns, vendor relations and inventory control of 50 stores in six states.

Mr. Clark joined the Company in 1995, and was subsequently appointed Secretary/Treasurer and elected to the Board of Directors in 1997. He resigned from the board in 2002. Mr. Clark has more than 17 years experience in product development, sales and marketing. He began his career in 1981 as a buyer for Udisco, d.b.a. Sunset Sports Center of Salt Lake City, UT, and remained in that position until 1986. In 1986, Mr. Clark became Merchandise Coordinator, Western Region for Herman's Sporting Goods, Inc. of Carteret, NJ and was subsequently promoted to Merchandise Director in 1989. He held this position until joining the Company. Mr. Clark graduated from Colorado State University in 1975 with a Bachelor of Science degree in Exercise and Sports Science.

Steve M. Hanni, Chief Financial Officer, was appointed as the CFO on a part-time basis during November 2002. He has worked extensively with the Company over the past six or seven years as an outside auditor or financial consultant. Mr. Hanni currently devotes approximately 30-40% of his time with the Company. He is also currently a partner in the accounting firm of Stayner, Bates & Jensen, PC in Salt Lake City, Utah. He was formerly an audit partner with HJ & Associates, LLC from 1997 to 2001 where he served as the Company's outside auditor. He received his BA from Weber State University in 1993 and an MA in Accounting from Weber State University in 1994. He has worked extensively with small public companies in numerous industries.

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

Thomas Glenndahl, Director, was appointed as a director in May 2002. He was born in Sweden in 1946 and educated in the United States and Europe and resides in Waterloo, Belgium and Tiburon, California. He graduated with a Masters degree of Business Administration in international marketing from Gothenburg School of Economics in 1970. His professional experience includes:
Commercial Attache with the Swedish Chamber of Commerce in Paris, France (1970-1971); Investment Banker with Barkley Securities, London and England (1972-1974), US Director of Interstudy, San Francisco (1974-1977), CEO of Sitzmat, Inc., San Francisco (1977-1981), and; Founder of the ASPECT International Language Schools in San Francisco, CA (1982) which was sold to Sylvan Learning Systems in 1998. Since 1998, Mr. Glenndahl has acted as an independent investor and consultant. He currently serves as a Director of Harling Properties in Sweden, Aksu Pharmaceuticals in Turkey, Transnico International Group SA and Transnico Technologies Group SA in Belgium. He is also a partner in the MVI Group in Scandinavia and Switzerland.

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

Sherman Lazrus, Director, Interim CEO, was elected to the Board in December 1998, and appointed as Interim Chief Executive Officer in June 2001. Mr. Lazrus has nearly 40 years' experience in government and private sector health care and health care finance. Mr. Lazrus presently also serves as President of American Medical Capital, a division of American Medical Enterprises, LLC located in Bethesda, Maryland, a financial services and investment banking company specializing in the healthcare industry, a position he has held since 1991. Mr. Lazrus is also currently a director for Imaging Diagnostics Systems, Inc., a medical technology company that has developed a laser breast imaging system, and currently located in Plantation, Florida. Imaging Diagnostics Systems, Inc. is traded on the NASDAQ OTCBB under the symbol "IMDS". Mr. Lazrus has been a director since December 2002. From 1976 through 1991, Mr. Lazrus held management positions in private sector health care and health care finance companies. From1975 to 1976, Mr. Lazrus served as Deputy Assistant Secretary of Defense for Health Resources and Programs where his principal responsibility was the development of policies and legislation concerning operation of the military health care system and the CHAMPUS program covering approximately 10 million people with annual operation costs of approximately $3.5 billion. From 1973 to 1975, Mr. Lazrus served as Director, Office of Policy Coordination, Office of Assistant Secretary of Health where he was responsible for Medicare and Medicaid policy matters.

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

             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in connection therewith, directors, officers, and beneficial owners of more than 10% of our Common Stock are required to file on a timely basis certain reports under
Section 16 of the Exchange Act as to their beneficial ownership of our Common Stock. We believe to the best of our knowledge that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports for the year ended December 31, 2003 have been timely filed.

ITEM 10.  EXECUTIVE COMPENSATION
The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2003, the end of our last completed fiscal year for which this report is being filed):

                                                             Long Term Compensation
                                                             ----------------------
                     Annual Compensation                       Awards           Payouts
                                             Other     Restricted
Name and                                     Annual       Stock    Options  LTIP    All other
Principal Position  Year  Salary   Bonus($) Compensation  Awards    /SARs   Payout  Compensation
------------------  ----  -------  -------  ------------  ------   -------  ------  ------------
Sherman Lazrus      2003  $     0  $      0(1)       0   $      0        0       0             0
Interim CEO         2002  $     0  $111,000(1)       0   $ 25,000(4)     0       0             0
                    2001  $     0   $55,000(1)       0          0  100,000(6)    0             0

Douglas Beplate     2003  $96,000(2)$     0          0          0        0       0             0
President           2002  $96,000(2)$34,300(3)       0   $ 25,000(5)     0       0             0
                    2001  $96,000(2)      0          0          0  600,000(7)    0             0

(1) Mr. Lazrus has received compensation in the form of shares issued at $.55 per share in 2001 (100,000 shares valued at $55,000). In 2002, Mr. Lazrus received compensation in the form of 300,000 shares issued at $0.37 per share totaling $111,000. In 2003, Mr. Lazrus did not receive any form of compensation.
(2) In 2001, Mr. Beplate received $49,900 in cash and the balance was accrued. In 2002, Mr. Beplate received $169,174 in the form of shares issued at $.20 per share representing accrued salary from 2000, 2001, and through September 30, 2002. Additional 2002 salary of $24,000 has been accrued. In 2003, Mr. Beplate received $37,000 in cash and the remaining balance was accrued. Total remaining unpaid salary due to Mr. Beplate at December 31, 2003 totaled $83,000.
(3) In 2002, Mr. Beplate also received 171,500 shares issued at $.20 per share representing a bonus totaling $34,300.
(4) In 2002, Mr. Lazrus also received 100,000 shares issued at $0.20 per share as a directors fee totaling $20,000 and 25,000 shares issued at $0.20 per share for the cancellation of 100,000 stock options. These shares were valued at $5,000.
(5) In 2002, Mr. Beplate also received 100,000 shares issued at $0.20 per share as a directors fee totaling $20,000 and 25,000 shares issued at $0.20 per share for the cancellation of 600,000 stock options. These shares were valued at $5,000.
(6) In 2001, Mr. Lazrus received 100,000 options to purchase common stock exercisable at $0.49 per share until June 28, 2004. These options were later canceled during 2002.
(7) In 2001, Mr. Beplate received 500,000 options to purchase common stock exercisable at $0.53 per share until January 8, 2004 and an additional 100,000 options to purchase common stock exercisable at $0.49 per share until June 28, 2004. All of these options were later canceled during 2002.

Bonuses and Deferred Compensation
---------------------------------
Accrued compensation in the table above reflects salary accrued but not paid.

Compensation of Directors
-------------------------
During fiscal 2003, directors did not receive any form of compensation for their services as directors.

The Company does not have a standard agreement with its directors for annual director compensation in cash or shares. Director compensation is paid at the discretion of the Board of Directors on an annual basis. In addition, directors are reimbursed for expenses incurred in connection with their services as directors.

The board of directors met four times during fiscal 2003.

Committees of the Board of Directors
------------------------------------
During 2002, the board of directors established the following committees:

1) An Audit Committee with Mr. Raymond Yuan, Mr. Thomas Glenndahl and Mr. Frank Corsini as the members, which met three times. The Board of Directors elected Mr. Thomas Glenndahl as the Chairman of the Audit Committee and has determined that Mr. Raymond Yuan is an "audit committee financial expert" as defined under new SEC regulations, who is independent of management of the Company. The tasks and responsibilities of the Audit Committee include (i) the review and discussion of the audited financial statements with management,
(ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and (iii) receipt from the auditors disclosures regarding the auditors' Independence Standards Board Standard No. 1, as may be modified or supplemented.

2) An Executive Committee with Mr. Sherman Lazrus, Mr. Thomas Glenndahl and Mr. Doug Beplate as the members, which met ten times. The tasks and responsibilities of the Executive Committee include (i) ongoing business and the review of new and potential business contracts (ii) funding and financing possibilities, and (iii) making recommendations to the full board on officer appointments.

Code of Ethics
--------------
The Company has not adopted a Code of Ethics for its executive officers and employees but is in the process of examining and considering one.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 12, 2004 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 27,265,517 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. Beneficial ownership numbers and calculation of % of class assume the exercise of any outstanding options and warrants and the concomitant increase in the number of outstanding shares.

Title of Class   Name and Address           Number of Shares   % of Class
--------------   ----------------           ----------------   ----------
Common           Douglas K. Beplate
                 18 Braelinn Drive
                 Henderson, NV 89052   5,035,711  18.47

Common           Peter Clark                       1,473,524         5.40
                 175 Cassia Way, Suite A115
     Henderson, NV 89014

Securities Ownership of Officers and Directors
----------------------------------------------
Common           Douglas K. Beplate                5,035,711        18.47
                 President, Director

Common           Peter Clark                       1,473,524         5.40
                 Secretary/Treasurer

Common           Dr. Raymond C.L. Yuan               235,000         0.86
                 Director

Common           Sherman Lazrus                      525,000         1.93
                 CEO, Director

Common           Steve M. Hanni                       50,000         0.18
                 Chief Financial Officer

Common           Frank Corsini                       100,000         0.37
                 Director

Common           Thomas Glenndahl                    330,000         1.21
                 Director

                 Total (7 persons)                 7,749,235        28.42

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following related party transactions occurred during the years ended December 31, 2003 and 2002 which are required to be disclosed pursuant to Item 404 of Regulation S-B.

Effective April 1, 2003, the Company entered into an "Agreement For Assignment of Technology" with Douglas Beplate whereby he assigned all of his rights, title and interest in various technology, patents and patent applications to the Company. This agreement is entirely separate from the original agreement entered into with Mr. Beplate during 1996. The 1996 agreement and technology transfer were for the dual rotary isolation valve and any amendments to that patent. In conjunction with the technology transfer in 1996 of the dual filtered isolation valve, the Company entered into a consulting agreement with Mr. Beplate to continue developing the Respaide product including market validation, testing, approval, molds and ongoing marketing. This new agreement effective April 1, 2003 reflects the purchase of technologies related to hydrophobic and hydrophilic filtration used in a BVM setting which was developed by Mr. Beplate outside of his Respaide consulting agreement and before he became an officer or director of the Company, the rescission of the 5% royalty included in the original agreement on the Respaide technology, and the license of nanocoatings on any filter configuration for environmental masks and any other application for United States military use only. The nanocoatings technology was also developed by Mr. Beplate outside of his Respaide consulting agreement and before he became an officer or director of the Company. The asset recorded on the initial purchase of the technology was valued at $975,000 and paid for in cash to the extent of $130,000 and the number of shares deemed equal to the remaining value. In determining this value, the members of the Board of Directors of the Company used their best business judgment to estimate the future income potential of the acquired technology. This determination was made through an analysis of the potential applications of the hydrophobic hydrophilic filtration technology and the identifiable likely markets surrounding the technology. These potential applications at the time included the environmental mask currently being produced in Taiwan, the ability to take the technology into numerous industries and applications such as healthcare, military, non-profit, and commercial segments, governmental use as it relates to biochemical protection, and many other potential applications of the nanotechnology. Based upon the preliminary market analysis and potential sales and marketing strategies included in a draft business plan and discussed with the board of directors, the board determined and concluded that the future market potential of the acquired technology likely exceeded the $975,000 consideration to be paid to Mr. Beplate. The 3,250,000 shares of outstanding common stock issued to the officer were valued at $0.26 per share, the market value on the date of issuance. As part of the new agreement, the officer is also to receive a 1% royalty on the gross sales of any and all products utilizing the technology. No royalties have been paid or accrued pursuant to this agreement as of December 31, 2003.

Advances From Officers
----------------------
During the years ended December 31, 2001 and 2002, the Company received periodic advances of $13,400 and $199,400, respectively, from Doug Beplate, President, used for operating funds throughout the year. Mr. Beplate received 714,500 shares of common stock valued at $0.20 per share (market value on date of issuance) on August 15, 2002 in repayment of $142,900 of these advances. The remaining amount, totaling $69,900 at December 31, 2002, was non-interest
bearing, due on demand and unsecured.   The Company has not entered into any
formalized note agreement relating to these advances. The entire amount of $69,900 was repaid to Mr. Beplate during 2003.

During the years ended December 31, 2001 and 2002, the Company received periodic advances of $9,500 and $0, respectively, from Peter Clark, Secretary/Treasurer, used for operating funds throughout the year. These amounts, totaling $9,500 at December 31, 2002, were non-interest bearing, due
on demand and unsecured.   The Company has not entered into any formalized
note agreement relating to these advances. The entire amount of the $9,500 was repaid to Mr. Clark during 2003.

Royalty Payments
----------------
The Company entered into an agreement with Doug Beplate, President, during 1996 to acquire the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual filtered rotary isolation value. The Company agreed to pay a 5% royalty to Mr. Beplate on any sales related to the patented intellectual property. Royalty expense on this patent for the years ended December 31, 2003 and 2002 was $2,813 and $4,907, respectively. Mr. Beplate received 89,223 shares of common stock on August 15, 2002 in payment of accrued royalties from January 1, 2001 through September 30, 2002 totaling $17,845. The 89,223 shares of common stock issued to Mr. Beplate were valued at $0.20 per share which equaled the market value of the shares on the date of issuance. All remaining royalties have been paid through December 31, 2003.

Stock Options
-------------
During 2001, the Company modified 600,000 vested options of various officers and directors of the Company originally accounted for as fixed stock options and originally expiring on various dates between December 2001 and December 2003 to (i) reduce the exercise price to $0.49 per share (a price above the current market price of the Company's stock on the date of modification), and
(ii) extend the expiration date to June 28, 2004. Accordingly, these options originally were to be accounted for as variable stock options from the date of the modification. The Company did not incur any compensation expense during 2003 or 2002 under these variable stock options. Under variable stock options, the Company could incur additional compensation expense in the future arising from the excess of the fair market value of the Company's stock over the exercise price of the related options. 400,000 of the 600,000 modified stock options were later cancelled during 2002.

Canceled Stock Options
----------------------
The Company entered into Common Stock Option Recission Agreements on August 15, 2002 to cancel outstanding stock options for the following individuals:

- Douglas Beplate, President - 1,600,000 outstanding stock options exercisable at prices ranging from $0.49 to $0.75 per share.
- Peter Clark, Secretary/Treasurer - 1,300,000 outstanding stock options exercisable at prices ranging from $0.49 to $0.75 per share.
- Wendy Harper, Consultant - 660,000 outstanding stock options exercisable at prices ranging from $0.53 to $0.75 per share.
- Raymond Yuan, Director - 200,000 outstanding stock options exercisable at prices ranging from $0.49 to $0.75 per share.
- Sherman Lazrus, CEO - 100,000 outstanding stock options exercisable at $0.49 per share.
For the cancellation and rescission of the common stock options, a total of 100,000 shares of common stock were issued on August 15, 2002, valued at $0.20 per share (equal to the market price on the date of issuance) to the following individuals:

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

Stock Issuances to Related Parties
----------------------------------
Effective April 1, 2003, the Company issued 3,250,000 shares of common stock to Doug Beplate, President, valued at $0.26 per share plus $130,000 cash, pursuant to an "Agreement For Assignment of Technology" whereby Mr. Beplate assigned all of his rights, title and interest in various technology, patents and patent applications to the Company, as described previously.

On February 28, 2003, 111,000 shares of common stock were issued to Wendy Harper, outside consultant, valued at $0.22 per share (equal to the market price on the date of issuance) in payment of consulting fees totaling $24,420. Ms. Harper provides outside accounting, secretarial, and general managerial consulting services to the Company.

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

On August 15, 2002, 331,584 shares of common stock were issued to Wendy Harper, outside consultant, valued at $0.20 per share (equal to the market price on the date of issuance) in payment of accrued consulting fees totaling $66,317. Ms. Harper provides outside accounting, secretarial, and general managerial consulting services to the Company.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                     Page
-----------------                                                     ----
Report of Independent Accountants - Piercy, Bowler, Taylor & Kern       35
Report of Independent Accountants - PricewaterhouseCoopers, LLP36
Balance Sheet as of December 31, 2003                                   37

Statements of Operations for the years ended December 31,
 2003 and 2002                                                          38
Statements of Stockholders' Equity (Deficiency)                         39
Statements of Cash Flows for the years ended December 31,
 2003 and 2002                                                          40
Notes to the Financial Statements                                       42

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit No.     Description
-----------     -----------
    10.1    Douglas K. Beplate-Original technology agreement 2/9/96 (1)
    10.2    Douglas K. Beplate-Assignment of invention 6/18/96 (1)
    10.3     2001 option agreements (1)
    10.4    Centrex letter of intent-12/31/02 (1)
    10.5    Contract for assignment of rights to BVM Bag invention (1)
    10.6    Worldpoint distribution agreement (1)
    10.7    Westmed manufacturing agreement (1)
    10.8    Superstat distribution agreement and amendments (1)
    10.9    Common stock option recission agreements (1)
   10.10    Douglas K. Beplate-Assignment of technology agreement 4/1/03 (1)
   10.11    Term sheet-Joseph Stevens & Co. 1/31/03 (1)
   10.12    First Montauk Securities Corp-original term sheet (1)
   10.13    First Montauk Securities Corp-amendment (1)
   10.14    Weise Labs agreement (1)
   10.15 Amended contract for assignment of rights to BVM Bag invention (1)
   10.16    Revised term sheet-Joseph Stevens & Co. 12/31/03 (1)
   31.01    Certification of Principal Executive Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002
   31.02    Certification of Principal Financial Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002
   32.01 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.02 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   Notes
    (1)Previously filed as an exhibit to the Company's Form SB-2 registration statement dated February 5, 2004 (incorporated by reference in this filing)

 (b) Reports on Form 8-K.

There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 9(c) of Schedule 14A

On June 19, 2003, the Company engaged Piercy, Bowler, Taylor & Kern to act as its independent certified public accountant. Piercy, Bowler, Taylor & Kern replaces PricewaterhouseCoopers, LLP, who resigned on May 21, 2003.

  1) Audit Fees - The aggregate fees billed us for fiscal year 2003 for professional services rendered by Piercy, Bowler, Taylor & Kern for the audit of our annual financial statements and review of our quarterly financial statements beginning with the report for the period ended June 30, 2003 was $37,800. The aggregate fees billed by PricewaterhouseCoopers LLP for the review of our quarterly financial statements for the period ended March 31, 2003 was $4,000. The aggregate fees billed to date for the fiscal year 2002 for professional services rendered by PricewaterhouseCoopers LLP for the audit of our financial statements and review of our quarterly financial statements was $27,000.

  2) Audit-Related Fees - The aggregate fees billed us for fiscal year 2003 for professional services rendered by Piercy, Bowler, Taylor & Kern for other professional services rendered such as the review of the Company's SB-2 registration statement and S-8 filings was $2,400. The aggregate fees billed by PricewaterhouseCoopers LLP for these types of services rendered during 2003 was $13,000.

  3) Tax Fees - None
  4) All Other Fees - None
                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   EMERGENCY FILTRATION PRODUCTS, INC.

March 26, 2004                      By /S/Douglas K. Beplate
                                    Douglas K. Beplate, President

March 26, 2004                      By /S/Steve M. Hanni
                                    Steve M. Hanni, Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signature               Title                               Date
---------               -----                               ----
/S/Sherman Lazrus       Chairman, Chief Executive Officer   March 26, 2004

/S/Douglas K. Beplate   President, Director                 March 26, 2004

/S/Raymond C.L. Yuan    Director                            March 26, 2004

/S/Thomas Glenndahl     Director                            March 26, 2004

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Emergency Filtration Products, Inc.
Henderson, Nevada

We have audited the accompanying balance sheet of Emergency Filtration Products, Inc. (the Company) as of December 31, 2003, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, its financial position as of December 31, 2003, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred losses resulting in a working capital deficiency and an operating deficit, and its ability to pay its obligations when due and to continue operations is dependent upon its ability to develop and sell its products through potential distribution agreements. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.
Management's plans in regard to those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/Piercy, Bowler, Taylor & Kern
Piercy, Bowler, Taylor & Kern
Las Vegas, Nevada

January 27, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Emergency Filtration Products, Inc.

In our opinion, the accompanying statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2002, after the restatement described in Note 1 to the financial statements of Emergency Filtration Products, Inc. for the year ended December 31, 2002, present fairly, in all material respects, the results of operations, stockholders' equity (deficit), and cash flows of Emergency Filtration Products, Inc. for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/S/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Las Vegas, Nevada

March 17, 2003, except for Note 1 to the financial statements of Emergency Filtration Products, Inc. for the year ended December 31, 2002, as to which the date is October 20, 2003

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheet
As of December 31, 2003

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                      $    148,501
 Accounts receivable, net of allowance for doubtful                   13,374
  accounts of $8,000
 Prepaid expenses and other                                           57,882
 Inventory                                                           182,440
                                                                 -----------
                                                                     402,197
                                                                 -----------
PROPERTY AND EQUIPMENT, net                                          108,141
                                                                 -----------
OTHER ASSETS
 Patents and acquired technology, net of accumulated
  amortization of $71,193                                            998,594
 Deposits and other assets                                            11,730
                                                                 -----------
                                                                   1,010,324
                                                                 -----------
                                                                $  1,520,662
                                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable - unrelated parties                           $     53,484
 Accounts payable - related parties                                  213,707
 Accrued expenses                                                     91,832
 Notes payable                                                        35,880
                                                                 -----------
                                                                     394,903
                                                                 -----------
STOCKHOLDERS' EQUITY
 Common stock, par value $0.001 per share; authorized 50,000,000
  shares; 27,265,517 shares issued and outstanding                    27,265
 Additional paid-in capital                                        9,269,415
 Accumulated other comprehensive income                                1,860
 Deficit                                                          (8,172,781)
                                                                 -----------
                                                                   1,125,759
                                                                 -----------
                                                                $  1,520,662
                                                                 ===========





The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Years Ended December 31, 2003 and 2002

                                                      2003          2002
                                                   -----------   -----------
NET SALES                                         $    764,025  $    260,215
                                                   -----------   -----------
COSTS AND EXPENSES

 Cost of sales                                         495,368       167,760
 Depreciation and amortization                          84,770        30,143
 Research and development                                8,961        12,206
 General and administrative                            829,762     1,188,233
                                                   -----------   -----------
                                                     1,418,861     1,398,342
                                                   -----------   -----------
LOSS FROM OPERATIONS                                  (654,836)   (1,138,127)
                                                   -----------   -----------
OTHER INCOME (EXPENSE)

 Interest income                                            38             -
 Interest expense                                      (51,657)       (2,540)
                                                   -----------   -----------
                                                       (51,619)       (2,540)
                                                   -----------   -----------
NET LOSS                                          $   (706,455) $ (1,140,667)
                                                   ===========   ===========
BASIC AND DILUTED LOSS PER SHARE                  $      (0.03) $      (0.08)
                                                   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                          24,231,565    13,920,976
                                                   ===========   ===========








The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Stockholders' Equity (Deficiency)
For the Years Ended December 31, 2003 and 2002

                                                                       Accumulated      Total
                                                          Additional      other  stockholders'
                                     Common Stock           paid-in    comprehensive      equity
                                 Shares       Dollars       capital       income        Deficit     (deficiency)
                              -----------   -----------   -----------   -----------   -----------   -----------
Balances, January 1, 2002      11,667,425  $     11,667  $  5,928,062             -  $ (6,325,659) $   (385,930)

Common stock issued in lieu
 of debt at prices ranging
 from $0.20 to $0.50
 per share                      2,881,825         2,882       627,933             -             -       630,815

Common stock issued for
 services at prices ranging
 from $0.20 to $0.40
 per share                      2,918,450         2,919       667,522             -             -       670,441

Net loss for the year ended
 December 31, 2002                      -             -             -             -    (1,140,667)   (1,140,667)
                              -----------   -----------   -----------   -----------   -----------   -----------
Balances, December 31, 2002    17,467,700        17,468     7,223,517             -    (7,466,326)     (225,341)

Common stock issued for
 services and in settlement
 of debt at $0.22 per share       636,000           636       139,284             -             -       139,920

Common stock issued pursuant
 to private placements at
 $0.18 per share, net of
 related offering costs         4,668,483         4,668       730,307             -             -       734,975

Common stock issued pursuant
 to a stock exchange agreement
 at $0.11 per share               400,000           400        41,600             -             -        42,000

Common stock issued pursuant
 to a private placement
 at $0.40 per share, net of
 related offering costs           750,000           750       234,250             -             -       235,000

Common stock issued for
 services rendered valued
  at $0.63 per share               93,334            93        58,707             -             -        58,800

Common stock issued to acquire
 rights to certain technology
 and patents from a related
 party valued at $0.26
 per share                      3,250,000         3,250       841,750             -             -       845,000

Unrealized foreign
 exchange gain                          -             -             -  $      1,860             -         1,860

Net loss for the year ended
 December 31, 2003                      -             -             -             -      (706,455)     (706,455)
                              -----------   -----------   -----------   -----------   -----------   -----------

Balances, December 31, 2003    27,265,517  $     27,265  $  9,269,415  $      1,860  $ (8,172,781) $  1,125,759
                              ===========   ===========   ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Years Ended December 31, 2003 and 2002

                                                      2003          2002
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $   (706,455) $ (1,140,667)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation                                           29,941        25,397
 Amortization of intangibles                            54,829         4,746
 Bad debts                                                 533             -
 Common stock issued for services                      187,720       650,441
Changes in operating assets and liabilities:
 Accounts receivable                                     2,228        (7,253)
 Prepaid expenses and other                             49,192        66,830
 Inventory                                            (123,058)       20,580
 Deposits                                               (8,268)          679
 Accounts payable - unrelated and related parties      202,741       375,740
 Accrued expenses                                       61,217            (9)
                                                   -----------   -----------
   Net cash used in operating activities              (249,380)       (3,516)
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                  (95,283)       (2,289)
Patent and technology costs                           (133,943)       (3,692)
                                                   -----------   -----------
   Net cash used in investing activities              (229,226)       (5,981)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                      1,182,325             -
Stock offering costs                                  (170,350)            -
Advances from shareholders                                   -       118,000
Repayments of advances from shareholders              (344,070)      (61,500)
Repayments on notes payable                            (64,082)      (25,579)
                                                   -----------   -----------
   Net cash provided by financing activities           603,823        30,921
                                                   -----------   -----------
EFFECT OF CURRENCY EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                           1,860             -
                                                   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS              127,077        21,424

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          21,424             -
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $    148,501  $     21,424
                                                   ===========   ===========



The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows (Continued)
For the Years Ended December 31, 2003 and 2002


                                                      2003          2002
                                                   -----------   -----------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
 Interest                                         $      4,397  $      2,540

Non-Cash Investing and Financing Activities
 Common stock issued for services                 $    187,720  $    650,441
 Common stock issued for accounts payable -
  related parties and accrued expenses            $          -  $    600,815
 Common stock issued for accounts
 payable - unrelated parties                      $     11,000  $     30,000
 Common stock issued for patent rights and
  acquired technology                             $    845,000  $     20,000
 Non-cash reduction in note payable               $     14,799  $          -
 Note payable issued for deferred costs           $     72,489  $     65,845



The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2003 and 2002

NOTE 1   NATURE OF BUSINESS AND GOING CONCERN

Nature of business

Emergency Filtration Products, Inc. (the "Company") engages in the development, production and sale of emergency respiration equipment and related products.

Going concern

The Company's financial statements are prepared using accounting principles generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses, resulting in a deficit of $8,172,781 at December 31, 2003. In 2003, the Company raised approximately $1,011,000 through the issuance of common shares pursuant to an SB-2 registration. These funds have been used to retire previously outstanding debt, to acquire additional molds and equipment in Taiwan in order to manufacture the Company's environmental mask, and for ongoing working capital.

Nevertheless, the Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which include a) continued product development efforts, and b) continuing efforts to increase its product sales in the U.S. and internationally.

During April 2003, the Company entered into an agreement with a Taiwan-based company (Weise Labs, Inc.) whereby Weise will manufacture, distribute, market and sell the Company's new environmental mask to the Asian markets (Note 6). Weise began production of the environmental masks discussed above during the third quarter of 2003 and the Company expects sales to increase during 2004 as a result of Weise's marketing and sales in the Asian market.

It is management's intent to seek to create additional revenues through the development and sales of its emergency respiration equipment and sales of their environmental masks through potential distribution agreements currently being negotiated in Taiwan and Japan, and to rely upon additional equity financing, if required, to sustain operations until revenues are adequate to cover the costs.

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2003 and 2002

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

Income taxes

At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,900,000 that may be offset against future taxable income. These operating loss carryforwards expire in the years 2009 through 2023. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 34% as follows:
                                               For the Years Ended
                                                   December 31,
                                                 2003         2002
                                             -----------   -----------
Income tax benefit at statutory rate         $   240,195   $   433,453
Adjustment for nondeductible expenses
  from common stock issued for
  services                                       (63,825)     (254,768)
                                             -----------   -----------
                                                 176,370       178,685
                                             -----------   -----------
Change in valuation allowance                   (176,370)     (178,685)
                                             -----------   -----------
                                             $         _   $         _
                                             ===========   ===========

Deferred tax assets (liabilities) are comprised of the following at December 31, 2003:

Operating loss carryforwards                    $1,662,000
Less: valuation allowance                       (1,662,000)
                                                ----------
Net deferred tax assets                         $        _
                                                ==========

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment

Property and equipment at December 31, 2003 is as follows:

Molds                                       $    128,650
Furniture and office equipment                    55,220
Machinery and equipment                           59,412
Leasehold improvements                            10,231
Accumulated depreciation                        (145,372)
                                            ------------
Net property and equipment                  $    108,141
                                            ============

Property and equipment is stated at cost. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives as follows:

Molds                                           7 years
Furniture and office equipment                  3 to 7 years
Machinery and equipment                         5 years
Leasehold improvements                          5 years

Inventory

Raw materials and finished goods are stated at the lower of cost (computed on
a first-in, first-out basis) or market.   The inventory at December 31, 2003,
consists of raw materials used in the assembly and production of the emergency respiration equipment and environmental masks produced in Taiwan. The cost of work-in-process and finished goods include raw materials and direct labor.

Inventory at December 31, 2003 is as follows:

Raw materials                                   $  103,099
Work-in-process                                     79,280
Finished goods                                          61
                                                ----------
                                                $  182,440
                                                ==========

Patents and acquired technology costs

Amortization is computed over an estimated economic useful life of 15 years. Impairment of the patents and acquired technology costs is analyzed annually (Note 3).

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts. Actual results could differ from those estimates.

Basic and diluted loss per share

The computation of basic and diluted loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Common stock equivalents, consisting of 760,000 and 2,245,000 stock options at December 31, 2003 and 2002, respectively, have not been included in the calculation as their effect is antidilutive for the periods presented. Basic and diluted loss per share are, therefore, equal.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable, collectibility is reasonably assured and delivery has occurred. As such, the Company recognizes revenue for its products generally when the product is shipped and title passes to the buyer.

Equity securities

Equity securities issued for services rendered have been accounted for at the fair value of the securities on the date of issuance.

Stock options

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock-based Compensation, an Interpretation of APB No. 25" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." However, there were no options granted during the years ended December 31, 2003 or 2002.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2003 and 2002

NOTE 3   PATENTS AND ACQUIRED TECHNOLOGY

The Company has an agreement with an individual (who is now the Company's current President) by which it acquired rights to certain intellectual property, including title to the patent on a component of an emergency CPR assistance device called a dual filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. The Company agreed to pay a 5% royalty on any sales related to the patented intellectual property. Royalty expense on this patent for the years ended December 31, 2003 and 2002 was $2,813 and $4,907, respectively. In conjunction with the technology transfer of the dual filtered isolation valve, the Company also has a consulting agreement with this individual to continue developing the product including market validation, testing, approval, molds and ongoing marketing.

Effective April 1, 2003, the Company entered into another agreement with the Company's President whereby the President assigned all of his rights, title and interest in various technology, patents and patent applications to the Company. This new agreement, effective April 1, 2003, reflects the purchase of additional technologies related to hydrophobic and hydrophilic filtration, which was developed by this individual outside of his previous consulting agreement and before he became an officer or director of the Company, the rescission of the 5% royalty included in the original agreement described above, and the license of nanocoatings on any filter configuration for environmental masks and any other application for US military use only. The nanocoatings technology was also developed by this individual outside of his consulting agreement and before he became an officer or director of the Company. The asset recorded on the initial purchase of the technology was valued at $975,000 and paid for in cash to the extent of $130,000 and the number of shares deemed equal to the remaining value. In determining this value, the members of the Board of Directors of the Company used their best business judgment to estimate the future income potential of the acquired technology. This determination was made through an analysis of the potential applications of the hydrophobic hydrophilic filtration technology and the identifiable likely markets surrounding the technology. These potential applications at the time included the environmental mask currently being produced in Taiwan, the ability to take the technology into numerous industries and applications such as healthcare, military, non-profit, and commercial segments, governmental use as it relates to biochemical protection, and many other potential applications of the nanotechnology. Based upon the preliminary market analysis and potential sales and marketing strategies included in a draft business plan and discussed with the board of directors, the board determined and concluded that the future market potential of the acquired technology likely exceeded the $975,000 consideration to be paid to Mr. Beplate. As discussed, in consideration of the assignments, the Company issued 3,250,000 shares of outstanding common stock to the Company's President valued at $0.26 per share, the market value of the shares on the date of issuance (or $845,000) plus $130,000 cash. The President is also to receive a 1% royalty on the gross sales of any and all products utilizing the technology. No royalties have been paid or accrued pursuant to this agreement as of December 31, 2003. The consideration paid for the technology was approved by the Board of Directors and the President abstained from the vote.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2003 and 2002

NOTE 3   PATENTS AND ACQUIRED TECHNOLOGY (continued)

The President's holdings of the Company's common stock constituted substantially less than a controlling interest both before and after this transaction.

Additional costs related to the patent that were capitalized during the years ended December 31, 2003 and 2002, consisted of legal and filing fees incurred to maintain the patent throughout the world.

In a prior year, the Company acquired rights to a BVM Bag invention, a portable emergency safety resuscitator, for 20,000 shares of restricted common stock then valued at $20,000 (or $1.00 per share which represented the market value of the shares on the date of issuance). Pursuant to the agreement, as subsequently amended, the Company is conditionally obligated to issue an additional 100,000 shares of restricted common stock to the assignor of the technology once the products associated with the BVM Bag technology are fully developed and ready for manufacture and market. The remaining issuance of the 100,000 shares represents a contingent share issuance for which the contingency has not been satisfied. Accordingly, the Company will record the issuance of the remaining 100,000 shares only upon the successful final development, manufacture and marketing of commercial products utilizing the BVM Bag technology.

In the event the Company is sold or merged with another entity, the seller shall receive an additional 50,000 shares of restricted shares or participate as a member of the negotiating team concerning the sale or merger for the purpose of negotiating a royalty on the patent, not to be less than 2.5% of gross sales of the patented product.

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties is comprised of advances from shareholders, employees, and officers and accrued wages and expense reimbursements due to various officers and employees. Amounts are non-interest bearing, unsecured and due on demand.

Balance, January 1, 2003                 $  220,964
Advances and wage accruals                  354,813
Repayments                                 (362,070)
                                         ----------
Balance, December 31, 2003               $  213,707
                                         ==========

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2003 and 2002

NOTE 5 - COMMITMENTS

The Company has a non-cancelable operating lease agreement for its office and warehouse facilities effective through May 31, 2005. Future minimum lease payments under this operating lease are as follows:

Years ending December 31,
------------------------
        2004                        $    46,703
        2005                             19,795
                                    -----------
             Total                  $    66,498
                                    ===========

Rent expense was $56,990 and $42,782 for the years ended December 31, 2003 and 2002, respectively.

NOTE 6 - STOCK OPTIONS

A summary of the status of the Company's stock options as of December 31, 2003 and 2002, and changes during the years then ending, are presented below:

                                             Weighted      Weighted
                                              average       average
                                             exercise     grant date
                               Options         price      fair value
                              -----------   -----------   -----------
Outstanding, December 31, 2001  6,905,000   $      0.83   $         -
Expired/Canceled               (4,660,000)         0.92             -
                              -----------   -----------   -----------

Outstanding, December 31, 2002  2,245,000          0.64             -
Expired/Canceled               (1,485,000)         0.75             -
                              -----------   -----------   -----------
Outstanding, December 31, 2003    760,000   $      0.52   $         -
                              ===========   ===========   ===========

During the year ended December 31, 2003, 1,485,000 stock options exercisable at prices ranging from $1.00 to $0.75 expired during 2003. During the year ended December 31, 2002, the Company canceled 3,910,000 outstanding stock options originally granted to certain officers and employees of the Company. These stock options were exercisable at prices ranging from $0.37 to $0.75 per share and originally expired in 2003 and 2004. 750,000 stock options exercisable at prices ranging from $1.00 to $5.00 expired during 2002.

No options were exercised during the years ended December 31, 2003 or 2002.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2003 and 2002

NOTE 6   STOCK OPTIONS (continued)

The total amount of outstanding stock options at December 31, 2003 is summarized as follows:

                                      Weighted
                     Number            Average              Weighted
   Range of     Outstanding as of  Remaining Contractual     Average
Exercise Price  December 31, 2003     Life (Years)       Exercise Price
  -----------     ------------        -----------         -----------
  $0.49-$0.53        760,000              0.14               $0.52
                  ============

560,000 of the remaining options outstanding expired unexercised on January 8, 2004.

NOTE 7 - STOCK TRANSACTIONS FOR 2003 AND 2002

On February 20, 2003, the Company issued 636,000 shares of common stock pursuant to an S-8 registration valued at $0.22 per share (equal to the market value on the date of issuance) for legal and outside accounting and managerial consulting services rendered valued at $128,920 and in payment of accounts payable totaling $11,000. The accounts payable consisted primarily of accrued managerial and accounting related consulting fees.

During May 2003, the Company issued an additional 93,334 shares of common stock valued at $0.63 per share (equal to the market value on the date of issuance) for legal and outside accounting, managerial and marketing consulting services rendered valued at $58,800.

During the period from January to April 2003, the Company sold 3,861,118 shares of common stock to various accredited investors in a private placement that was entered into and closed on April 23, 2003 at $0.18 per share. Pursuant to this offering, the Company also granted a total of 695,000 three year, non-callable warrants to purchase common stock exercisable at $0.25 per share. Also pursuant to this offering, the Company granted 695,000 three year, non-callable warrants to purchase common stock exercisable at $0.25 per share to related principals of the investment firm as a finders fee. Each person receiving shares in the foregoing transaction completed a subscription agreement verifying his/her status as an accredited investor. Also as part of the agreement with the investment firm who raised the funds, the Company paid a placement fee of 10% plus a charge of 3% of the gross proceeds raised.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2003 and 2002

NOTE 7 - STOCK TRANSACTIONS FOR 2003 AND 2002 (continued)

The purchased shares of common stock by the investors described in the preceding paragraph also have the following registration rights:

 - The Company is required to file a registration statement with the Securities and Exchange Commission and use its best efforts to ensure that such registration statement is declared effective within 90 days from the filing date. In the event the registration statement is not declared effective within 90 days, the Company shall pay to the investor a cash amount equal to 2% of the outstanding principal amount of investment per month as liquidated damages. The Company filed its initial registration statement on June 18, 2003, thus liquidated damages commenced on September 19, 2003. Accordingly, liquidated damages equal to approximately $47,260 have been incurred and accrued through December 31, 2003 since the registration statement has not yet been declared effective ($695,000 at 2% for 102 days). In addition, the Company shall keep the registration statement "evergreen" for at least 2 years from the anniversary date of the closing.

 - No undercut   within 180 days from the date that the investor may legally sell the stock in the open market (unless the shares have already been sold during this time period by the investor), if the Company issues additional common stock priced below the $0.18 per share (the original investor cost per share), additional shares to make up the difference shall be automatically issued to the investor at no further cost to the investor. For example, if the Company were to raise additional funds through the issuance of common shares at any time during this 180 day time period at a price of $0.15 per share, additional shares shall be automatically issued to the investor to make up the difference. If additional shares are issued by the Company due to this undercut provision, these shares will be recorded and expensed as a "penalty fee" during the period in which the shares are required to be issued.

During April 2003, the Company issued 555,556 shares of common stock to two separate accredited investors in a private placement at $0.18 per share (total funds received of $100,000). The Company also granted to these investors a total of 100,000 three year, non-callable warrants to purchase common stock exercisable at $0.25 per share. Each of the two individuals receiving shares in the foregoing transaction completed a subscription agreement verifying his status as an accredited investor.

During May 2003, the Company issued 251,809 shares of common stock to an accredited investor in a private placement at $0.18 per share (funds of $45,325 received in December 2002). The Company also granted to this investor 45,325 three year, non-callable warrants to purchase common stock exercisable at $0.25 per share. The investor completed a subscription agreement verifying his status as an accredited investor.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2003 and 2002

NOTE 7 - STOCK TRANSACTIONS FOR 2003 AND 2002 (continued)

Also during May 2003, the Company sold an additional 750,000 shares of common stock to various accredited investors in a separate private placement at $0.40 per share. Pursuant to this offering, the Company granted a total of 300,000 three year, non-callable warrants to purchase common stock exercisable at $0.50 per share. Also pursuant to this offering, the Company granted 105,000 three year, non-callable warrants to purchase common stock exercisable at $0.50 per share to related principals of the investment firm as a finders fee. Each person receiving shares in the foregoing transaction completed a subscription agreement verifying his/her status as an accredited investor.

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

This exchange of shares between the Company and Centrex was done in order to provide the Company with some immediate needed cash for ongoing operations since the Centrex shares were considered to be free-trading shares. Upon receipt of the 300,000 shares of Centrex, the Company immediately sold the shares for gross proceeds of $42,000. Because of the share price differences between the two companies, the Company negotiated with Centrex for a lesser amount of shares to issue. Accordingly, a total of 400,000 shares of common stock were issued to Centrex pursuant to this agreement.

As discussed in Note 3, effective April 1, 2003, the Company issued 3,250,000 shares of common stock to its current President, valued at $0.26 per share (the market value of the shares on the date of the agreement) or a total of $845,000, plus $130,000 cash, pursuant to an "Agreement For Assignment of Technology" whereby the Company's President assigned all of his rights, title and interest in various technology, patents and patent applications to the Company. The consideration paid for the technology was approved by the Board of Directors and the President abstained from the vote. The President's holdings of the Company's common stock constituted substantially less than a controlling interest both before and after this transaction.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2003 and 2002

NOTE 7 - STOCK TRANSACTIONS FOR 2003 AND 2002 (continued)

This agreement reflects the purchase of additional technologies related to hydrophobic and hydrophilic filtration, which was developed by the President outside of his previous consulting agreement and before he became an officer or director of the Company, the rescission of the 5% royalty included in the original agreement described in Note 3, and the license of nanocoatings on any filter configuration for environmental masks and any other application for US military use only. The nanocoatings technology was also developed by the President outside of his previous consulting agreement and before he became an officer or director of the Company. The President is to receive a 1% royalty on the gross sales of any and all products utilizing the technology.

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2003 and 2002

NOTE 7 - STOCK TRANSACTIONS FOR 2003 AND 2002 (continued)

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