Form 10QSB
period 2004-03-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2004-05-14
CIK 1088213

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

At March 31, 2004, there were outstanding 27,265,517 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                  PART I

                             FINANCIAL INFORMATION

                                  Item 1.

                             FINANCIAL STATEMENTS
                                 (UNAUDITED)

     TABLE OF CONTENTS
                                                                 Page
                                                                 ----

Part I Financial Information

Item 1. Financial Statements

Balance Sheets
March 31, 2004 (Unaudited) and December 31, 2003.............      3

Statements of Operations (Unaudited)
For the three months ended March 31, 2004 and 2003...........      4

Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2004 and 2003...........      5

Notes to the Financial Statements............................      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................     8

Item 3. Controls and Procedures...............................     13

Part II Other Information

Item 1. Legal Proceedings.....................................     13

Item 2. Change in Securities..................................     13

Item 3. Defaults by the Company on its
        Senior Securities ....................................     13

Item 4. Submission of Matter to a Vote
        Of Security Holders ..................................     13

Item 5. Other Information .....................................    13

Item 6. Exhibits and Reports on Form 8-K.......................    13

Signatures.....................................................    14

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
March 31, 2004 and December 31, 2003
                                                    March 31,    December 31,
                                                      2004          2003
                                                   -----------   -----------
ASSETS                                             (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                        $     10,492  $    148,501
 Accounts receivable, net of an allowance for
  doubtful accounts of $8,500 and $8,000,
  respectively                                         266,430        13,374
 Prepaid expenses and other                             31,313        57,882
 Inventory                                             140,914       182,440
                                                   -----------   -----------
   Total Current Assets                                449,149       402,197
                                                   -----------   -----------
PROPERTY AND EQUIPMENT
 Molds                                                 129,106       128,650
 Furniture and office equipment                         55,408        55,220
 Machinery and equipment                                61,195        59,412
 Leasehold improvements                                 10,538        10,231
 Accumulated depreciation                             (156,974)     (145,372)
                                                   -----------   -----------
   Total Property and Equipment                         99,273       108,141
                                                   -----------   -----------
OTHER ASSETS
 Patents and acquired technology, net of
  accumulated amortization of $88,981 and
  $71,193, respectively                                980,805       998,594
 Deposits and other assets                              11,978        11,730
                                                   -----------   -----------
   Total Other Assets                                  992,783     1,010,324
                                                   -----------   -----------
TOTAL ASSETS                                      $  1,541,205   $ 1,520,662
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable - unrelated parties             $    194,181  $     53,484
 Accounts payable - related parties                    290,068       213,707
 Accrued expenses                                      127,518        91,832
 Notes payable                                          17,940        35,880
                                                   -----------   -----------
   Total Current Liabilities                           629,707       394,903
                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, par value $0.001; authorized
  50,000,000 shares; 27,265,517 shares
  issued and outstanding                                27,266        27,266
 Additional paid in capital                          9,269,414     9,269,414
 Accumulated other comprehensive income                  8,634         1,860
 Accumulated deficit                                (8,393,816)   (8,172,781)
                                                   -----------   -----------
   Total Stockholders' Equity                          911,498     1,125,759
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                            $ 1,541,205   $ 1,520,662
                                                   ===========   ===========

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

                                                       2004          2003
                                                   -----------   -----------
NET SALES                                         $    260,761  $    100,956
                                                   -----------   -----------
EXPENSES
 Cost of sales                                         182,779        64,101
 Depreciation and amortization                          29,072         8,922
 Research and development                                    -         1,744
 General and administrative                            227,627       240,538
                                                   -----------   -----------
   Total Expenses                                      439,478       315,305
                                                   -----------   -----------
LOSS FROM OPERATIONS                                  (178,717)     (214,349)
                                                   -----------   -----------
OTHER INCOME (EXPENSE)
 Interest expense                                      (42,318)         (462)
                                                   -----------   -----------
   Total Other Income (Expense)                        (42,318)         (462)
                                                   -----------   -----------
NET LOSS                                          $   (221,035) $   (214,811)
                                                   ===========   ===========
BASIC LOSS PER SHARE                              $      (0.01) $      (0.01)
                                                   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                27,265,517    17,743,300
                                                   ===========   ===========








The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
                                                       2004          2003
                                                   -----------   -----------
Net loss                                          $   (221,035) $   (214,811)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
 Depreciation and amortization                          29,072         8,922
 Common stock issued for services                            -       128,920
Changes in operating assets and liabilities:
 Accounts receivable                                  (253,056)      (86,559)
 Prepaid expenses and other                             26,321       (19,890)
 Inventory                                              41,526        10,552
 Accounts payable and accounts payable -
  related parties                                      214,642        34,290
 Accrued expenses                                       35,687             -
                                                   -----------   -----------
  Net Cash (Used In) Operating Activities             (126,843)     (138,576)
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment                       -        (2,228)
 Patent costs                                                -        (2,643)
                                                   -----------   -----------
  Net Cash (Used In) Investing Activities                    -        (4,871)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in restricted cash                                 -       (11,500)
 Proceeds from stock to be issued                            -       492,000
 Stock offering costs                                        -       (73,500)
 Repayments of advances from shareholders                    -      (190,183)
 Payment on note payable                               (17,940)       (5,265)
                                                   -----------   -----------
  Net Cash Provided by (Used In)
   Financing Activities                                (17,940)      211,552
                                                   -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                    6,774             -
                                                   -----------   -----------
NET INCREASE (DECREASE)IN CASH AND
 CASH EQUIVALENTS                                     (138,009)       68,105
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       148,501        21,424
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     10,492  $     89,529
                                                   ===========   ===========

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
March 31, 2004 and December 31, 2003

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003, from which the balance sheet information as of that date is derived. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 - LOSS PER SHARE

Following is information relative to the computation of basic and diluted loss per share for the three months ended March 31, 2004 and 2003:

                                     For the Three Months Ended
                                               March 31,
                                          2004          2003
                                      -----------   -----------

Net loss                             $   (221,035) $   (214,811)
                                      ===========   ===========
Weighted average shares                27,265,517    17,743,300
                                      ===========   ===========
Basic and diluted, loss per share    $      (0.01) $      (0.01)
                                      ===========   ===========

Weighted average shares issuable upon the exercise of stock options, which were approximately 200,000 and 2,200,000 in the three month periods ended March 31, 2004 and 2003, respectively, because they are antidilutive.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
March 31, 2004 and December 31, 2003

NOTE 3 - GOING CONCERN CONTINGENCY

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred negative cashflow from operations and significant losses, which have resulted in a working capital deficiency of $180,558 and a deficit of $8,393,816 at March 31, 2004.

The Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which, as explained below, include a) continued product development efforts, and b) continuing efforts to increase its product sales in the U.S. and internationally.

It is the intent of management to seek to create additional revenues through the development and sales of its emergency respiration equipment and its environmental masks. The Company is also currently anticipating raising additional funds during the next six months through the issuance of additional common shares in order to raise the necessary capital to sustain operations until revenues are adequate to cover the costs.

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

Overview
--------
The Company is in the business of producing masks and filters for medical devices that are designed to reduce the possibility of transmission of contagious diseases. The Company is also a distributor of a blood clotting device for surgery, trauma and burn wound management.

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

Capitalized Patent Costs: The Company has capitalized certain costs related to patents and technology acquired during 2003. In determining the value of this technology, the members of the Board of Directors of the Company used their best business judgment to estimate the future income potential of the acquired technology. Although no independent valuations or market analyses were sought by the members of the board prior to determination of the purchase price, a determination was made through an analysis of the potential applications of the filtration technology and the identifiable likely markets surrounding the technology. The consideration paid for the technology was approved by the Board of Directors, and the President abstained from the vote. Amortization of the resultant asset is being recorded in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".

Functional Currency: For the three months ended March 31, 2004, the functional currency for our foreign division has been determined to be the Taiwan Dollar. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the periods. For the three months ended March 31, 2004, we had an unrealized gain of $6,774 as a result of foreign currency translation adjustments.

Except as discussed above, the Company does not employ any other critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if charged are likely to materially affect future periods.

Results of Operations
---------------------
Three Months Ended March 31, 2004 compared with 2003
----------------------------------------------------
Revenues: During the three months ended March 31, 2004, the Company reported revenues of $260,761 compared to $100,956 for the three months ended March 31, 2003. This represents an increase overall of approximately 158% because of the $250,833 increase in revenues of the Company's environmental masks being produced and sold in Taiwan.

In addition, revenues have been generated in part from the sale of the emergency CPR assistance device totaling $6,653 and $50,581 for the three months ended March 31, 2004 and 2003, respectively, and revenues related to Superstat totaling $3,275 and $50,375 for the three months ended March 31, 2004 and 2003, respectively. Superstat is a modified collagen hemostat for which the Company has exclusive distribution rights to the U.S. government and military. Revenues related to sales in the United States decreased from 2003 to 2004 by approximately 90% due to recent decline in government orders. Government orders, historically, have been sporadic based upon the timing of their restocking requirements, although there are no specific guarantees as to when or if the government will continue to re-order product. For the three months ended March 31, 2004 and 2003, the approximate percentage of revenues derived from sales to the government were approximately 2% and 96%, respectively. In addition to competition from other companies that may offer alternative products, governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military.

Cost of Sales: During the three months ended March 31, 2004, the Company reported cost of sales of $182,779 compared to $64,101 for the three months ended March 31, 2003. This represents an increase of approximately 185%.
This increase is slightly higher than the corresponding increase in revenues for the periods due to the lower profit margins associated with the environmental mask sales in Taiwan. The lower margins are due to the additional distribution fees paid to Weise Labs, Inc., our manufacturing and distribution partner in Taiwan. Costs as a percentage of sales were 70% for the three months ended March 31, 2004 compared to 64% for the three months ended March 31, 2003. The Company expects costs as a percentage of sales to be approximately 60%-70% in the future unless significant changes occur in the cost of materials. The significant components of the Company's cost of sales include actual product cost, including outsourced manufacturing and packaging, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: General and administrative expenditures decreased in the first quarter of 2004 as compared to the first quarter of 2003, to $227,627 from $240,538, representing a decrease of approximately 5.4%.

This reduction from 2003 to 2004 was primarily due to the large decrease in outside accounting, legal and managerial consulting, offset by an increase in salaries and wages and other operating costs associated with the manufacturing facility in Taiwan. The Company issued no shares of common stock for services rendered to outside consultants and lawyers during the three months ended March 31, 2004. Consulting expense, which was paid for through the issuance of common stock, totaled $128,920 for the three months ended March 31, 2003. The Company does not expect a significant increase in consulting expenses in the near future. The significant components of our operating expenses include salaries and wages, consulting and other professional services, product and liability insurance and office rent.

Research and development: Although not significant for the periods presented, the Company expects research and development costs to increase sometime in the future as the Company intends to bring additional products to market during the next twelve months. Future research and development costs for testing, validation and FDA filings for these potential new products are estimated to range from $25,000 to $35,000 during the next twelve months. An additional $20,000 to $30,000 may also be required for the commission of molds for these potential new products. The significant components of the Company's research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources
-------------------------------
The Company currently does not have and is not able to generate sufficient cash from operations to sustain its business efforts as well as to accommodate its growth plans. It is management's intent to seek to create additional revenues through the development and sales of its emergency respiration equipment and its environmental masks through potential distribution agreements currently being negotiated in Taiwan and Japan. The Company is also currently anticipating raising additional funds during the next six months through the issuance of additional common shares in order to raise the necessary capital to sustain operations until revenues are adequate to cover the costs.

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

The Company has accumulated a deficit of $8,393,816 as of March 31, 2004, resulting from the continued losses since inception. For this and other reasons, our auditors for our most recent fiscal year ended December 31, 2003, expressed substantial doubt in their report as to our ability to continue operating as a going concern.

The Company, pursuant to its manufacturing agreement with Weise Labs, Inc., has used a portion of the funds raised during 2003 for additional equipment, inventory and operating costs of approximately $300,000. These costs were funded using the proceeds raised from the various private placements during 2003.

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

Cash used by our operating activities for the periods ended March 31, 2004 and 2003 was funded primarily by the sale of common stock for cash during 2003 and shareholder advances.

The Company is continuing to focus on a marketing-driven sales effort of its medical products and the environmental masks and associated filters, particularly in the Asian markets, to increase revenues that will ultimately cover total expenditures.

During our current fiscal year 2004, the Company expects that it will be able to continue measures that will (i) reduce unnecessary cash outflows, (ii) increase revenues through our improved marketing effort; and (iii) raise working capital through the issuance of our stock for services and cash, or other equity or debt financing.

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

During the three months ended March 31, 2004, the Company has been in discussions with a large Asian multinational company, Itochu Techno Chemical, Inc. (Itochu), a wholly owned Japanese subsidiary of Itochu Corporation involved in chemical and related businesses, including air filtration, who has shown interest in a possible distribution agreement for the Company's medical products in Japan. The Company and Itochu have been engaged in a cooperative feasibility study surrounding the introduction of the Company's air filter products and technologies into Japan.

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

In addition, the Company's environmental mask and associated filters are being marketed by ET Mall, a large Taiwanese multimedia consumer goods marketer which integrates five different shopping media (TV, catalogs, newspaper, websites and broadcasting) in selling its products. The products are expected to be marketed by ET Mall in Taiwan, certain Chinese markets, and select international markets with large ethnic Chinese populations. It is currently unknown, however, as to the ultimate success of ET Mall in marketing the products.

The Company has also been invited to apply for participation in a Navy-funded technology transfer project which encompasses filter technology. If selected and approved, the Company will build two filter product prototypes, both of which will employ the Company's patented filter technology. These prototypes, which are expected to take approximately one month to build, are designed for a large number of potential applications, including, but not limited to, biohazard masks, transportation (aircraft, tanks, armored personnel carriers) and buildings (military, industrial, office and residential). The prototypes will then be tested over a period of time. Assuming the successful completion of prototype development and testing, the filter products would then be produced by a U.S. Navy-approved manufacturer.

As discussed above, the Company is currently anticipating raising additional funds during the next six months through the issuance of additional common shares in order to raise the necessary capital to sustain operations until revenues are adequate to cover the costs. These funds are currently needed in order to facilitate the Company's long-term objectives.

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

PART II
                         OTHER INFORMATION
                     ITEM 1 - LEGAL PROCEEDINGS

The Company is not subject currently, to any pending legal proceedings.

                 ITEM 2 - CHANGES IN SECURITIES

The Company did not issue any additional shares of common stock during the three months ended March 31, 2004. However, the Company's SB-2 registration statement registering a total of 7,555,008 shares of common stock was declared effective by the Securities and Exchange Commission on April 16, 2004.

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

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 31.1 - Certification of principal executive officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

   Exhibit 31.2 - Certification of principal financial officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

   Exhibit 32.1 - Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   Exhibit 32.2 - Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. The following reports on Form 8-K were filed in the quarter ended March 31, 2004:

None

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Emergency Filtration Products, Inc.


 Date: May 14, 2004                By: /s/Douglas K. Beplate
                                    Douglas K. Beplate, President

 Date: May 14, 2004                By: /s/Steve M. Hanni
                                    Steve M. Hanni, Chief Financial Officer