Form 10QSB
period 2004-06-30
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2004-08-16
CIK 1088213

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

At June 30, 2004, there were outstanding 27,800,317 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

PART I

                             FINANCIAL INFORMATION

                                  Item 1.

TABLE OF CONTENTS
                                                                 Page
                                                                 ----
Part I Financial Information

Item 1. Financial Statements

Balance Sheets
June 30, 2004 (Unaudited) and December 31, 2003..............       3

Statements of Operations (Unaudited)for the three months and
 six months ended June 30, 2004 and 2003.....................       4

Statements of Cash Flows (Unaudited)for the six months ended
 June 30, 2004 and 2003 .....................................       5

Notes to the Financial Statements............................       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................      9

Item 3. Controls and Procedures...............................     14

Part II Other Information

Item 1. Legal Proceedings.....................................     14

Item 2. Change in Securities..................................     14

Item 3. Defaults by the Company on its
        Senior Securities ....................................     14

Item 4. Submission of Matter to a Vote
        Of Security Holders ..................................     14

Item 5. Other Information .....................................    14

Item 6. Exhibits and Reports on Form 8-K.......................    15

Signatures.....................................................    15

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
June 30, 2004 and December 31, 2003
                                                    June 30,     December 31,
                                                      2004           2003
                                                   -----------   -----------
ASSETS                                             (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                        $     41,541  $    148,501
 Accounts receivable, net of an allowance for
  doubtful accounts of $8,500 and $8,000,
  respectively                                         255,602        13,374
 Prepaid expenses and other                              9,064        57,882
 Inventory                                             146,576       182,440
                                                   -----------   -----------
   Total Current Assets                                452,783       402,197
                                                   -----------   -----------
PROPERTY AND EQUIPMENT
 Molds                                                 128,800       128,650
 Furniture and office equipment                         55,281        55,220
 Machinery and equipment                                59,995        59,412
 Leasehold improvements                                      -        10,231
 Accumulated depreciation                             (165,033)     (145,372)
                                                   -----------   -----------
   Total Property and Equipment                         79,043       108,141
                                                   -----------   -----------
OTHER ASSETS
 Patents and acquired technology, net of
  accumulated amortization of $106,770 and
  $71,193, respectively                                963,017       998,594
 Other                                                   4,947        11,730
                                                   -----------   -----------
   Total Other Assets                                  967,964     1,010,324
                                                   -----------   -----------
TOTAL ASSETS                                      $  1,499,790   $ 1,520,662
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable - unrelated parties             $    280,498  $     53,484
 Accounts payable - related parties                    315,987       213,707
 Accrued expenses                                      119,612        91,832
 Notes payable                                           3,000        35,880
                                                   -----------   -----------
   Total Current Liabilities                           719,097       394,903
                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, par value $0.001; authorized
  50,000,000 shares; 27,800,317 and 27,265,517
  shares issued and outstanding, respectively           27,800        27,266
 Additional paid in capital                          9,437,423     9,269,414
 Accumulated other comprehensive income                  3,333         1,860
 Deficit                                            (8,687,863)   (8,172,781)
                                                   -----------   -----------
   Total Stockholders' Equity                          780,693     1,125,759
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                           $  1,499,790  $  1,520,662
                                                   ===========   ===========

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Three Months and Six Months Ended June 30, 2004 and 2003
(Unaudited)

                      For the Three Months Ended   For the Six Months Ended
                                June 30,                    June 30,
                           2004          2003          2004           2003
                       -----------   -----------   -----------   -----------
NET SALES             $     64,410  $    271,502  $    325,171  $    372,458

EXPENSES
 Cost of sales              32,024       178,823       214,803       242,924
 Depreciation and
  amortization              27,912        25,303        56,984        34,225
 Research and
  development                    -         2,027             -         3,771
 Selling, general
 and administrative        289,794       215,040       517,421       455,578
                       -----------   -----------   -----------   -----------
   Total Expenses          349,730       421,193       789,208       736,498
                       -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS      (285,320)     (149,691)     (464,037)     (364,040)
                       -----------   -----------   -----------   -----------
OTHER INCOME(EXPENSE)
 Interest expense             (309)       (2,174)      (42,627)       (2,636)
 Loss on vacating
  lease                     (8,418)            -        (8,418)            -
                       -----------   -----------   -----------   -----------
   Total Other
    Income(Expense)         (8,727)       (2,174)      (51,045)       (2,636)
                       -----------   -----------   -----------   -----------
NET LOSS              $   (294,047) $   (151,865) $   (515,082) $   (366,676)
                       ===========   ===========   ===========   ===========
BASIC AND DILUTED
 LOSS PER SHARE       $      (0.01) $      (0.01) $      (0.02) $      (0.02)
                       ===========   ===========   ===========   ===========
WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING     27,479,472    24,513,947    27,372,494    21,147,327
                       ===========   ===========   ===========   ===========







The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)
                                                     2004           2003
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $    (515,082) $    (366,676)
 Adjustments to reconcile net loss to net
  cash (used in) operating activities:
  Depreciation                                         21,407         14,941
  Amortization of patent costs                         35,577         19,284
  Bad debt expense                                        500            233
  Common stock issued for services                          -        187,720
 Changes in operating assets and liabilities:
  Accounts receivable                                (242,728)      (156,661)
  Prepaid expenses and other                           48,818        (26,825)
  Inventory                                            35,864        (51,912)
  Deposits                                              6,783         (4,825)
  Accounts payable and accounts payable
   - related parties                                  336,986        143,568
  Accrued expenses                                     27,779              -
                                                 ------------   ------------
   Net Cash Used In Operating Activities             (244,096)      (241,153)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                      -        (67,941)
 Patent and technology costs                                -       (132,979)
                                                 ------------   ------------
   Net Cash Used In Investing Activities                    -       (200,920)
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock issuances                        168,543      1,182,324
 Stock offering costs                                       -       (170,350)
 Repayments of advances from shareholders                   -       (275,070)
 Payment on notes payable                             (32,880)       (21,022)
                                                 ------------   ------------
   Net Cash Provided by Financing Activities          135,663        715,882
                                                 ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                   1,473              -
                                                 ------------   ------------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                (106,960)       273,809

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      148,501         21,424
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $      41,541  $     295,233
                                                 ============   ============





The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2004 and December 31, 2003

NOTE 1 - BASIS OF PRESENTATION

The interim financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003, from which the balance sheet information as of that date is derived. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 - LOSS PER SHARE

Following is information relative to the computation of basic and diluted loss per share for the three months and six months ended June 30, 2004 and 2003:

                                     For the Three Months Ended
                                               June 30,
                                          2004          2003
                                      -----------   -----------

Net loss                             $   (294,047) $   (151,865)
                                      ===========   ===========
Weighted average shares                27,479,472    24,513,947
                                      ===========   ===========
Basic and diluted loss per share     $      (0.01) $      (0.01)
                                      ===========   ===========

                                     For the Six Months Ended
                                               June 30,
                                          2004          2003
                                      -----------   -----------

Net loss                             $   (515,082) $   (366,676)
                                      ===========   ===========
Weighted average shares                27,372,494    21,147,327
                                      ===========   ===========
Basic and diluted loss per share     $      (0.02) $      (0.02)
                                      ===========   ===========

Weighted average shares issuable upon the exercise of stock options were not included in the above calculations because they are antidilutive.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2004 and December 31, 2003

NOTE 3 - GOING CONCERN CONTINGENCY

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred negative cashflow from operations and significant losses, which have resulted in a working capital deficiency of $266,314 and a deficit of $8,687,863 at June 30, 2004.

The Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which, as explained below, include a) continued product development efforts, and b) continuing efforts to increase its product sales in the U.S. and internationally.

It is the intent of management to seek to create additional revenues through the development and sales of its emergency respiration equipment and its environmental masks. The Company is also currently anticipating raising additional funds during the next three months through the issuance of additional common shares in order to raise the necessary capital to sustain operations until revenues are adequate to cover the costs.

During the six months ended June 30, 2004, the Company has been in discussions with a large Asian multinational company, involved in chemical and related businesses, including air filtration, that has shown interest in a possible distribution agreement for the Company's air filter products and technologies in Japan.

The Company has also recently applied for participation in a Navy-funded technology transfer project which encompasses filter technology, and has recently been notified that the application has advanced to the final stages of completion and evaluation. If selected and approved, the Company will build two filter product prototypes, both of which will employ the Company's patented filter technology.

The Company also plans on beginning testing of its licensed nanotechnology-enhanced filter media in conjunction with the U.S. Air Force during August 2004.

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

NOTE 4 - STOCK TRANSACTIONS

During the six months ended June 30, 2004, the Company issued 534,800 shares of common stock through the exercise of common stock warrants at prices ranging from $0.25 to $0.50 per share, for total proceeds of $168,543.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2004 and December 31, 2003

NOTE 4 - STOCK TRANSACTIONS (Continued)

During the six months ended June 30, 2003, the Company issued the following shares of common stock:
         - 636,000 shares valued at $0.22 per share for legal and other services rendered valued at $128,920 and in payment of accounts payable totaling $11,000.
         - 3,250,000 shares valued at $0.26 per share issued to the President of the Company for certain rights, title and interest in various technology, patents and patent applications.
         - 400,000 shares pursuant to an exchange agreement for total proceeds of $42,000.
         - 93,334 shares valued at $0.63 per share for legal and other services rendered valued at $58,800.

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

The Company also issued during the six months ended June 30, 2003, an additional 750,000 shares of common stock to various accredited investors in a separate private placement at $0.40 per share and received total proceeds of $235,000 (net of $65,000 of stock offering costs). Pursuant to the related agreement, the Company granted 300,000 three-year, noncallable warrants to purchase common stock for each dollar invested, exercisable at $0.50 per share. An additional 105,000 of these warrants were issued to an investment banking company as a finder's fee. A total of 405,000 warrants were granted pursuant to this agreement.

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

Overview
--------
The Company is in the business of producing masks and filters for medical devices designed to reduce the possibility of transmission of contagious diseases. The Company is also a distributor of a blood clotting device for surgery, trauma and burn wound management.

Since its inception, the Company has been involved primarily in the development of its technology. During this time, revenues have not been adequate to cover operating expenses. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity placements. As of the end of fiscal 2003, the Company had offset its accumulated deficit in this manner. The most valuable asset of the Company is its intellectual property and technology. The Company acquired the rights to a substantial portion of its intellectual property from its president and chief executive officer (See "Critical Accounting Policies and Estimates," below), which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered vapor isolation valve and the rights to certain other technologies related to environmental masks. Rights pertaining thereto include the right to maintain, sell and improve the devices, and to license those rights. Although the Company believes its technology to be very valuable in the economic sense, this value is not quantified as such on the Company's balance sheet since the technology is recorded at historical cost rather than fair value.

Critical Accounting Policies and Estimates
------------------------------------------
Revenue Recognition: The Company recognizes revenue for its products when the product is shipped and title passes to the buyer.

Capitalized Patent and Technology Costs: The Company did not incur any capitalized costs related to patents and technology during 2004. The Company has, however, capitalized certain costs related to patents and technology acquired during 2003. In determining the value of a substantial portion of this technology acquired in 2003 from the Company's president and chief executive officer, the members of its Board of Directors used their best business judgment to estimate the future income potential of the acquired technology. Although no independent valuations or market analyses were sought by the members of the board prior to determination of the purchase price, a determination was made through an analysis of the potential applications of the filtration technology and the identifiable likely markets surrounding the technology. The consideration paid for the technology was approved by the Board of Directors, and the President abstained from the vote.

Amortization of the resultant asset is being recorded in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".

Functional Currency: For the three months and six months ended June 30, 2004, the functional currency for our foreign division has been determined to be the Taiwan Dollar. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the periods. For the three months ended June 30, 2004, we had an unrealized loss of $5,301 and for the six months ended June 30, 2004, we had an unrealized gain of $1,473 as a result of foreign currency translation adjustments.

Except as discussed above, the Company does not employ any other critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods.

Results of Operations
---------------------
Six Months Ended June 30, 2004 compared with 2003
-------------------------------------------------
Revenues: During the six months ended June 30, 2004, the Company reported a slight decrease in revenues compared to the six month period ended June 30, 2003 of approximately 13% due to the reduction in product orders from the U.S. military. The U.S. military had substantially increased their orders during 2003 due to international conflicts throughout the world. Government orders, historically, have been sporadic based upon the timing of their restocking requirements, although there are no guarantees as to when or if the government will continue to re-order any of the Company's products. For the six months ended June 30, 2004 and 2003, the approximate percentage of revenues derived from sales to the government were 17% and 95%, respectively. In addition to competition from other companies that may offer alternative products, governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military.

Revenues have typically been generated in part from the sale of the environmental masks produced in Taipei, Taiwan. During the six months ended June 30, 2004 and 2003, revenues from the sale of environmental masks were $248,440 and $0, respectively. However, no revenues were generated from the sale of environmental masks during the three months ended June 30, 2004. This is due to the fact that during the three months ended June 30, 2004, the building in which the Company's manufacturing facility and warehouse were located in, was sold and the Company was forced to relocate. The Company is currently pursuing a new location in Taipei, Taiwan for these facilities but a location has not been secured as of the date of this report. Sales of the environmental masks did not begin until late 2003, thus no revenues were recorded for the six months ended June 30, 2003.

A small amount of revenues were also generated in part from the sale of the emergency CPR assistance device ($66,631 and $103,133 for the six months ended June 30, 2004 and 2003, respectively).

Additionally, the Company generated revenues related to Superstat, a modified collagen hemostat for which the Company has exclusive distribution rights to the U.S. government and military. Revenues related to Superstat were $10,100 and $267,325 for the six months ended June 30, 2004 and 2003, respectively. This represents a decrease in revenues for Superstat of approximately 96% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to the recent decline in government orders.

Cost of Sales: During the six months ended June 30, 2004, the Company reported a decrease in cost of sales of approximately 12% compared to the cost of sales for the six months ended June 30, 2003. This decrease is slightly lower than the corresponding decrease in revenues due to the slightly lower profit margins associated with the environmental mask sales in Taiwan that were sold in 2004 but not 2003. The lower margins are due to the additional distribution fees paid to our manufacturing and distribution agent in Taiwan. Costs as a percentage of sales were 66% and 65% for the six months ended June 30, 2004 and 2003, respectively. The Company expects costs as a percentage of sales to be approximately 60%-70% in the future unless significant changes occur in the cost of materials. The significant components of the Company's cost of sales include actual product cost, including outsourced manufacturing and packaging, freight and shipping, and technology royalties paid on revenues generated.

Operating Expenses: Selling, general and administrative expenditures increased for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 to $517,421 from $455,578, representing an increase of approximately 13.6%. This increase from 2003 to 2004 was primarily due to additional travel, salaries and wages, and other operating costs associated with the manufacturing facility in Taiwan, as well as additional outside legal, accounting, and other consulting services rendered during 2004. The Company expects operating costs will increase in the near future once additional funding is obtained and additional marketing personnel are hired. The significant components of our operating expenses include salaries and wages, consulting and other professional services, product and liability insurance and office rent.

Research and development: Although not significant for the periods presented, the Company expects research and development costs to increase somewhat in the near future as the Company intends to bring additional products to market during the next twelve months. Future research and development costs for testing, validation and FDA filings for these potential new products are estimated to range from $25,000 to $35,000 during the next twelve months. An additional $20,000 to $30,000 may also be required for the commission of molds for these potential new products. The significant components of the Company's research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources
-------------------------------
The Company currently does not have and is not presently able to generate sufficient net cash inflows from operations to sustain its business efforts as well as to accommodate its growth plans. It is management's intent to seek to create additional revenues through the development and sales of its emergency respiration equipment and its environmental masks through potential distribution agreements currently being negotiated in Taiwan and Japan. The Company is also currently anticipating raising additional funds during the next three months through the issuance of additional common shares in order to raise the necessary capital to sustain operations until revenues are adequate to cover the costs.

The Company received funds of $168,543 during the three months ended June 30, 2004, and issued 534,800 shares of common stock through the exercise of common stock warrants. In addition, the Company may receive additional funds of up to approximately $415,000 through the exercise of common stock warrants currently outstanding. Management believes the Company is also able to enter into bridge loans with existing shareholders during 2004, if necessary, to fund ongoing operations and to fund the Company's planned research and development objectives, although no loan agreements have currently been executed.

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

If additional funds are not raised during 2004 or if revenues do not increase sufficient to cover the Company's operating costs, the Company will not have the funds needed to fund these research and development expenditures.

The Company's manufacturing operations in Taiwan have temporarily been suspended. This is due to the fact that during the three months ended June 30, 2004, the building in which the Company's manufacturing facility and warehouse were located in, was sold and the Company was forced to relocate. The Company is currently pursuing a new location in Taipei, Taiwan for these facilities but a location has not been secured as of the date of this report.

The Company has accumulated a deficit of $8,687,863 as of June 30, 2004, resulting from the continued losses since inception. For this and other reasons, our auditors for our most recent fiscal year ended December 31, 2003, expressed substantial doubt in their report as to our ability to continue operating as a going concern.

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

Cash used by our operating activities for the periods ended June 30, 2004 and 2003 was funded primarily by the sale of common stock for cash and shareholder advances.

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

The Company has recently begun to receive indications of increased interest in its products from a number of medical product distributors and management believes that this increased interest will lead to stronger financial performance in the near future.

During the six months ended June 30, 2004, the Company has been in discussions with a large Asian multinational company, Itochu Techno Chemical, Inc. (Itochu), a wholly owned Japanese subsidiary of Itochu Corporation involved in chemical and related businesses, including air filtration, that has shown interest in a possible distribution agreement for the Company's medical products in Japan. The Company and Itochu have been engaged in a cooperative feasibility study surrounding the introduction of the Company's air filter products and technologies into Japan.

On February 27, 2004, the Company and Itochu filed an application with the Japanese Koseisho (the Ministry of Health and Welfare, similar to the U.S. Federal Drug Administration). Upon the approval by the Japanese Koseisho, Itochu plans on entering into a long-term distribution agreement with the Company to distribute the Company's air filtration products in Japan and possibly other markets. It is currently unknown, however, when or if the application will be approved by the Japanese Koseisho.

The Company has also recently applied for participation in a Navy-funded technology transfer project which encompasses filter technology, and has recently been notified that the application has advanced to the final stages of completion and evaluation. If selected and approved, the Company will build two filter product prototypes, both of which will employ the Company's patented filter technology. These prototypes, which are expected to take approximately one month to build, are designed for a large number of potential applications, including, but not limited to, biohazard masks, transportation (aircraft, tanks, armored personnel carriers) and buildings (military, industrial, office and residential). The prototypes will then be tested over a period of time. Assuming the successful completion of prototype development and testing, the filter products would then be produced by a U.S. Navy-approved manufacturer.

The Company also plans on beginning testing of its licensed nanotechnology-enhanced filter media in conjunction with the U.S. Air Force during August 2004. The U.S. Air Force tests are expected to measure the nano-enhanced filter media's efficacy in combating several identified biological contaminants, and will be conducted at the U.S. Army's Edgewood Chemical Biological Center facilities under the direction of the U.S. Army Research, Development and Engineering Command. The tests are being performed in order to determine how to use the Company's filter technology in a large number of potential applications.

As discussed above, the Company is currently anticipating raising additional funds during the next three months through the issuance of additional common shares in order to raise the necessary capital to sustain operations until revenues are adequate to cover the costs. These funds are needed in order to facilitate the Company's long-term objectives.

Impact of Inflation and Interest Rates
--------------------------------------
At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

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

PART II
                         OTHER INFORMATION
                     ITEM 1 - LEGAL PROCEEDINGS

There are two related legal actions currently in process in which the Company is involved.

(1) "Emergency Filtration Products, Inc. v. David O. Black; Michael Crnkovich; China Bridge Holdings Ltd; and American Registrar and Transfer Company." This case is pending in the US District Court for the District of Nevada and is identified as CASE NO. CV-S- 04-0262-KJD-LRL ("Nevada Action"). The Nevada Action was initiated by the Company on March 5, 2004. In the Nevada Action, the Company seeks Declaratory Relief under 28 USC sections 2201 and 2202 to determine the rights and obligations of the parties with respect to certain shares of the Company's stock purportedly conveyed to David Black.

On April 7, 2004, Black asserted counterclaims against the Company and cross claims against American Registrar in the Nevada Action for (1) "Breach of Fiduciary Duty"; (2) "Constructive Conversion": (3) "Breach of Covenant of Good Faith and Fair Dealing"; and (4) "Violation of 10 (b) of the Exchange Act of 1934." Black's claims arise out of the Company's and American Registrar's reluctance to register the purported transfer of the Company shares to Black. The Nevada Action is currently in discovery.

(2) On or about, April 15, 2004, David Black commenced a suit in the Utah Third Judicial District Court, which is a Utah state court. On May 12, 2004, the action was removed to the US District Court for the District of Utah, Central Division (federal court) against four officers/directors of the Company (Doug Beplate, Pete Clark, Raymond Yuan, and Sherman Lazrus) and the principal of American Registrar (Richard Day). The matter is captioned:
"David O. Black v. Douglas Beplate; Pete Clark, Sherman Lazrus; Raymond Yuan; Richard Day and John Does 1 through 10," Civil Case No. 2:04CF00448 PGC ("Utah Action"). In the Utah Action, Black asserts claims for (1) "Breach of Fiduciary Duty"; (2) "Breach of Covenant of Good Faith and Fair Dealing"; and
(3) "Violation of 10(b) of the Exchange Act of 1934. Black's claims arise out of the identical conduct by the Company and American Registrar underlying his counter and cross claims in the Nevada Action. Black's claims do not identify any specific conduct by the individually named defendants. Consequently, the Company moved to dismiss the Utah Action or transfer and consolidate the Utah Action into the Nevada Action. The Company's motion is currently pending.

At this time, the outcome of these actions is uncertain.

                 ITEM 2 - CHANGES IN SECURITIES

During the three months ended June 30, 2004, the Company issued 534,800 shares of common stock through the exercise of common stock warrants at prices ranging from $0.25 to $0.50 per share, for total proceeds of $168,543. The shares underlying the warrants were included in a registration statement on Form SB-2 (SEC file number 333-106212) declared effective by the SEC on April 16, 2004.

           ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
  None.

           ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Shareholders on May 6, 2004 in Las Vegas, Nevada. At that meeting, shareholders elected Douglas K. Beplate, David E. Bloom, Thomas Glenndahl, Raymond C.L. Yuan, and Sherman Lazrus as directors to serve until the next annual meeting and until their successors are duly elected and qualified. There were 18,649,718 shares voted in favor, or approximately 68% of the issued and outstanding shares eligible to vote, with no shares against and 6,000 shares withholding authority. Also at that meeting, shareholders ratified the selection of Piercy, Bowler, Taylor & Kern as independent auditors. There were 18,647,218 shares voted in favor, or approximately 68% of the issued and outstanding shares eligible to vote, with no shares against and 8,500 shares withholding authority.

           ITEM 5 - OTHER INFORMATION
None


           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 31.1 - Certification of principal executive officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

   Exhibit 31.2 - Certification of principal financial officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

   Exhibit 32.1 - Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   Exhibit 32.2 - Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. The following reports on Form 8-K were filed in the quarter ended June 30, 2004:

None.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Emergency Filtration Products, Inc.


 Date: August 13, 2004             By: /s/Douglas K. Beplate
                                    Douglas K. Beplate, President

 Date: August 13, 2004             By: /s/Steve M. Hanni
                                    Steve M. Hanni, Chief Financial Officer