Form 10QSB
period 2004-09-30
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2004-11-15
CIK 1088213

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

At September 30, 2004, there were outstanding 33,509,473 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

PART I

                             FINANCIAL INFORMATION

                                  Item 1.

                             FINANCIAL STATEMENTS
                                (UNAUDITED)

TABLE OF CONTENTS

                                                                 Page
                                                                 ----

Part I Financial Information

Item 1. Financial Statements

Balance Sheets
September 30, 2004(Unaudited) and December 31, 2003..........      3

Statements of Operations (Unaudited)
For the three months and nine months ended
September 30, 2004 and 2003..................................      4

Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2004 and 2003........      5

Notes to the Financial Statements............................      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................     11

Item 3. Controls and Procedures...............................     17

Part II Other Information

Item 1. Legal Proceedings.....................................     17

Item 2. Unregistered Sales of Equity Securities
        and Use of Proceeds ..................................     18

Item 3. Defaults Upon Senior Securities ......................     19

Item 4. Submission of Matter to a Vote
        Of Security Holders ..................................     19

Item 5. Other Information .....................................    19

Item 6. Exhibits ..............................................    19

Signatures.....................................................    19

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
September 30, 2004 and December 31, 2003
                                                 September 30,  December 31,
                                                     2004           2003
                                                 -------------  ------------
ASSETS                                             (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                        $    660,968  $    148,501
 Accounts receivable, net of an allowance for
  doubtful accounts of $8,500 and $8,000,
  respectively                                           4,667        13,374
 Prepaid expenses and other                             21,450        57,882
 Inventory                                             160,582       182,440
                                                   -----------   -----------
   Total Current Assets                                847,667       402,197
                                                   -----------   -----------
PROPERTY AND EQUIPMENT
 Molds                                                 128,650       128,650
 Furniture and office equipment                         55,220        55,220
 Machinery and equipment                                59,412        59,412
 Leasehold improvements                                      -        10,231
 Accumulated depreciation                             (173,155)     (145,372)
                                                   -----------   -----------
   Total Property and Equipment                         70,127       108,141
                                                   -----------   -----------
OTHER ASSETS
 Patents and acquired technology, net of
  accumulated amortization of $124,559 and
  $71,193, respectively                                990,228       998,594
 Other                                                   3,462        11,730
                                                   -----------   -----------
   Total Other Assets                                  993,690     1,010,324
                                                   -----------   -----------
TOTAL ASSETS                                      $  1,911,484  $  1,520,662
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable - unrelated parties             $     76,876  $     53,484
 Accounts payable - related parties                    178,329       213,707
 Accrued expenses                                      106,373        91,832
 Notes payable                                          13,768        35,880
                                                   -----------   -----------
   Total Current Liabilities                           375,346       394,903
                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, par value $0.001; authorized
  50,000,000 shares; 33,509,473 and 27,265,517
  shares issued and outstanding, respectively           33,509        27,266
 Additional paid-in capital                         11,160,914     9,269,414
 Deferred compensation                                (492,540)            -
 Accumulated other comprehensive income                    977         1,860
 Deficit                                            (9,166,722)   (8,172,781)
                                                   -----------   -----------
   Total Stockholders' Equity                        1,536,138     1,125,759
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  1,911,484  $  1,520,662
                                                   ===========   ===========
The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Three Months and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

                      For the Three Months Ended   For the Nine Months Ended
                             September 30,                September 30,
                           2004          2003          2004          2003
                       -----------   -----------   -----------   -----------
NET SALES             $     62,611  $    379,549  $    387,782  $    752,007
                       -----------   -----------   -----------   -----------
COSTS AND EXPENSES
 Cost of sales              37,495       255,107       252,298       498,031
 Depreciation and
  amortization              26,019        28,108        83,003        62,333
 Research and
  development                    -         3,402             -         7,173
 Bad debt expense           21,517             -        22,017           233
 Selling, general and
  administrative           455,277       229,572       972,198       684,917
                       -----------   -----------   -----------   -----------
   Total Expenses          540,308       516,189     1,329,516     1,252,687
                       -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS      (477,697)     (136,640)     (941,734)     (500,680)
                       -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSE)
 Interest income                 -            19             -            19
 Interest expense           (1,203)         (572)      (43,830)       (3,208)
 Loss on vacating lease          -             -        (8,418)            -
 Foreign exchange
  gain (loss)                   41          (743)           41          (743)
                       -----------   -----------   -----------   -----------
   Total Other Income
    (Expense)               (1,162)       (1,296)      (52,207)       (3,932)
                       -----------   -----------   -----------   -----------

NET LOSS              $   (478,859) $   (137,936) $   (993,941) $   (504,612)
                       ===========   ===========   ===========   ===========
BASIC AND DILUTED
 LOSS PER SHARE       $      (0.02) $      (0.01) $      (0.04) $      (0.02)
                       ===========   ===========   ===========   ===========
WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING     27,881,158    27,265,517    27,543,287    23,209,135
                       ===========   ===========   ===========   ===========







The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
                                                     2004           2003
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $    (993,941) $    (504,612)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                         29,637         25,277
  Amortization of patent costs                         53,366         37,056
  Bad debt expense                                     22,017            233
  Common stock issued for services                    278,010        187,720
 Changes in operating assets and liabilities:
  Accounts receivable                                 (13,310)      (216,283)
  Prepaid expenses and other                           65,032         15,302
  Inventory                                            21,858        (81,791)
  Deposits                                              8,268         (5,122)
  Accounts payable and accounts payable
   - related parties                                  226,391        371,794
  Accrued expenses                                     14,541         13,204
                                                 ------------   ------------
   Net Cash Used In Operating Activities             (288,131)      (157,222)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                      -        (87,019)
 Patent and technology costs                                -       (132,979)
                                                 ------------   ------------
   Net Cash Used In Investing Activities                    -       (219,998)
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock issuances                        971,443      1,182,324
 Stock offering costs                                (119,250)      (170,350)
 Repayments of advances from shareholders                   -       (319,070)
 Payment on notes payable                             (50,712)       (42,146)
                                                 ------------   ------------
   Net Cash Provided by Financing Activities          801,481        650,758
                                                 ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS                                        (883)         3,542
                                                 ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS             512,467        277,080
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      148,501         21,424
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $     660,968  $     298,504
                                                 ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Investing and Financing Activities
 Common stock issued for services               $     278,010  $     187,720
 Common stock issued to reduce accounts payable       230,000         56,325
 Non-cash reduction in note payable                         -         14,799
 Common stock issued for patent rights and
  acquired technology                                  45,000        845,000
 Common stock issued for deferred compensation        492,540              -

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
September 30, 2004 and December 31, 2003

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

The results of operations for the three months and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 - LOSS PER SHARE

Following is information relative to the computation of basic and diluted loss per share for the three months and nine months ended September 30, 2004 and 2003:
                                     For the Three Months Ended
                                            September 30,
                                          2004          2003
                                      -----------   -----------

Net loss                             $   (478,859) $   (137,936)
                                      ===========   ===========
Weighted average shares                27,881,158    27,265,517
                                      ===========   ===========
Basic and diluted loss per share     $      (0.02) $      (0.01)
                                      ===========   ===========

                                     For the Nine Months Ended
                                            September 30,
                                          2004          2003
                                      -----------   -----------

Net loss                             $   (993,941) $   (504,612)
                                      ===========   ===========
Weighted average shares                27,543,287    23,209,135
                                      ===========   ===========
Basic and diluted loss per share     $      (0.04) $      (0.02)
                                      ===========   ===========

Weighted average shares issuable upon the exercise of stock options were not included in the above calculations because they are antidilutive.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
September 30, 2004 and December 31, 2003

NOTE 3 - GOING CONCERN CONTINGENCY

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred negative cashflow from operations and significant losses, which have resulted in a deficit of $9,166,722 at September 30, 2004.

The Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which, as explained below, include a) continued product development efforts, and b) continuing efforts to increase its product sales in the U.S. and internationally.

It is the intent of management to seek to create additional revenues through the development and sales of its emergency respiration equipment and its environmental masks. The Company has also been able to raise additional funds during the current year totaling approximately $852,000 through the issuance of additional common shares and through the exercise of outstanding warrants in order to raise the necessary capital to sustain operations until revenues are adequate to cover the costs.

During the nine months ended September 30, 2004, the Company has been in discussions with a large Asian multinational company, involved in chemical and related businesses, including air filtration, that has shown interest in a possible distribution agreement for the Company's air filter products and technologies in Japan. During October 2004, the Company announced that this large Asian company obtained a Certificate of Import and a Certificate of Sale from the Koseisho (the Japanese Ministry of Health and Welfare, akin to the United States Food and Drug Administration) to immediately begin importing and selling certain of the Company's emergency respiration products in Japan. A possible distribution agreement with them is currently being negotiated.

In September 2004, the Company announced that they have been awarded a Prototype Development/Testing/Evaluation Grant (PDT&E) to develop a testing protocol for filter media on behalf of the U.S. Military. As part of this project, the Company will begin testing their licensed nano-enhanced filter media at Edgewood Chemical Biological Center in Edgewood, Maryland. The testing and evaluation process is expected to take approximately one to two months to complete, following which (assuming positive testing results), the Company expects to sub-license their nano-enhanced filter media to a Department of Defense approved manufacturer to enhance existing filtration products that are currently used by the U.S. Air Force, Army and Navy, as well as to commence development of new product applications that will serve to better protect U.S. Military personnel.

Management can offer no assurance with respect to its ability to create additional revenues, obtain additional equity financing, if needed, or execute its long-term business plans. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
September 30, 2004 and December 31, 2003

NOTE 4 - STOCK TRANSACTIONS

During the nine months ended September 30, 2004, the Company issued 709,400 shares of common stock through the exercise of common stock warrants at prices ranging from $0.25 to $0.50 per share, for total proceeds of $221,443.

Also during September 2004, the Company entered into various subscription agreements with three separate accredited investors, pursuant to an offering conducted under Rule 506 of Regulation D, as promulgated under the Securities Act of 1933. In connection with the offering, the Company sold 3,000,000 shares of common stock at a purchase price of $0.25 per share, pursuant to which the Company received gross proceeds of $750,000. In connection with this offering, the Company also issued (i) Class A Warrants for the purchase of 3,600,000 shares of common stock; and (ii) Class B Warrants for the purchase 2,000,000 shares of common stock. The Class A Warrants are exercisable at $0.30 per share for a two year period. The Class B Warrants are exercisable at $.001 per share 120 days after the date of closing for a period of five years. However, the Class B Warrants will expire in the event that the Company provides the investors within 120 days from the issue date of the Class B Warrants with validation and acknowledgment, in the form of a letter or statement from the United States Department of Defense, that the Company's products are approved for military use and/or can be used in military applications.

The Company was obligated to register the shares of common stock issued and the shares issuable upon the exercise of the warrants as part of an S-2 registration statement, which was filed on October 29, 2004. If the registration is not effective within 150 days, the Company will be obligated to pay penalties to the investors of 2% of the total purchase price per month, pro rated on a daily basis until the registration statement is declared effective. The Company will also bear all the costs of this registration statement. The registration was declared effective on November 12, 2004 at 4:30pm Eastern Standard Time.

As part of the transaction, the Company paid $75,000 as a finders fee and issued warrants to a finder for the purchase of 600,000 shares of common stock exercisable at $0.30 per share for two years. The Company also paid escrow and related transaction expenses of $44,250.

On September 30, 2004, the Company issued an additional 1,055,556 shares of common stock in lieu of outstanding debt as follows:

 - 250,000 shares to the Company's President for past due wages;
 - 250,000 shares to the Company's Secretary/Treasurer for past due wages;
 - 130,556 shares to the Company's Chief Financial Officer for past due wages;
 - 400,000 shares to the Company's directors for past board service; and
 - 25,000 shares to an outside individual not associated with the company for past services performed.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
September 30, 2004 and December 31, 2003

NOTE 4 - STOCK TRANSACTIONS (Continued)

On September 15, 2004, the Company adopted a 2004 Stock Option and Award Plan (the "Plan") under which options to acquire the Company's common stock or bonus stock may be granted from time to time to employees, including officers and directors and/or subsidiaries. In addition, at the discretion of the board of directors or other administrator of the Plan, options to acquire common stock or bonus stock may from time to time be granted under the Plan to other individuals who contribute to the Company's success or to the success of the Company's subsidiaries but who are not employees. A total of 2,500,000 shares of common stock may be subject to, or issued pursuant to, options or stock awards granted under the terms of the Plan. As of September 30, 2004, 1,479,000 shares of the Company's common stock were issued pursuant to the Plan for the services of various individuals to the Company. The 1,479,000 shares issued were recorded at the fair market value of the shares on the date of issuance which was $0.45 per share for a total of $665,550. However, a total of $492,540 of this amount has been recorded as deferred compensation in the accompanying financial statements as of September 30, 2004 for services to be rendered to the Company in the future, and $45,000 was capitalized to patent and acquired technology costs related to one of the Company's developing products.

During the nine months ended September 30, 2003, the Company issued the following shares of common stock:
         - 636,000 shares valued at $0.22 per share for legal and other services rendered valued at $128,920 and in payment of accounts payable totaling $11,000.
         - 3,250,000 shares valued at $0.26 per share issued to the President of the Company for certain rights, title and interest in various technology, patents and patent applications.
         - 400,000 shares pursuant to an exchange agreement for total proceeds of $42,000.
         - 93,334 shares valued at $0.63 per share for legal and other services rendered valued at $58,800.

Also during the nine months ended September 30, 2003, the Company entered into various subscription agreements through an investment banking company to issue common shares at $0.18 per share. Through September 30, 2003, the Company had raised $840,325 (net of $105,350 of stock offering costs) pursuant to these agreements and issued a total of 4,668,483 shares of common stock. Pursuant to this offering, the Company also granted a total of 840,325 three-year, noncallable warrant to purchase common stock for each dollar invested, exercisable at $0.25 per share. Also, as part of the agreement with the investment banking company, the Company paid the investment banking company a placement fee of 13% of the gross proceeds raised. An additional 695,000 of the above mentioned warrants were issued to the investment banking company as a finder's fee. A total of 1,535,325 warrants were granted pursuant to these agreements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
September 30, 2004 and December 31, 2003

NOTE 4 - STOCK TRANSACTIONS (Continued)

The Company also issued during the nine months ended September 30, 2003, an additional 750,000 shares of common stock to various accredited investors in a separate private placement at $0.40 per share and received total proceeds of $235,000 (net of $65,000 of stock offering costs). Pursuant to the related agreement, the Company granted 300,000 three-year, noncallable warrants to purchase common stock for each dollar invested, exercisable at $0.50 per share. An additional 105,000 of these warrants were issued to an investment banking company as a finder's fee. A total of 405,000 warrants were granted pursuant to this agreement.

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

Capitalized Patent and Technology Costs: The Company capitalized costs totaling $45,000 during the nine months ended September 30, 2004 related to acquired rights to a BVM bag invention by issuing a total of 100,000 shares of
common stock valued at $0.45 per share.   Pursuant to an agreement that was
entered into by the Company during 2002, the Company was obligated to issue the assignor of the technology 100,000 shares of common stock once the products associated with the BVM bag technology were fully developed and ready for manufacture and market. The completion of the product development occurred during September 2004.

The Company also capitalized certain costs related to patents and technology acquired during 2003. In determining the value of a substantial portion of this technology acquired in 2003 from the Company's president and chief executive officer, the members of its Board of Directors used their best business judgment to estimate the future income potential of the acquired technology. Although no independent valuations or market analyses were sought by the members of the board prior to determination of the purchase price, a determination was made through an analysis of the potential applications of the filtration technology and the identifiable likely markets surrounding the technology. The consideration paid for the technology was approved by the Board of Directors, and the President abstained from the vote.

Amortization of the resultant asset is being recorded in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".

Functional Currency: For the three months and nine months ended September 30, 2004, the functional currency for our foreign division has been determined to be the Taiwan Dollar. Any applicable assets and liabilities have been translated at period-end exchange rates and operating statement items are translated at average exchange rates prevailing during the periods. For the three months ended September 30, 2004, we had an unrealized loss of $2,356 and for the nine months ended September 30, 2004, we had an unrealized loss of $883 as a result of foreign currency translation adjustments.

Except as discussed above, the Company does not employ any other critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods.

Results of Operations
---------------------
Nine Months Ended September 30, 2004 compared with 2003
-------------------------------------------------------
Revenues: During the nine months ended September 30, 2004, the Company reported a decrease in revenues compared to the nine month period ended September 30, 2003 of approximately 48% due to the reduction in product orders from the United States military. The U.S. military had substantially increased their orders during 2003 due to international conflicts throughout the world. Government orders, historically, have been sporadic based upon the timing of their restocking requirements, although there are no guarantees as to when or if the government will continue to re-order any of the Company's products.
For the nine months ended September 30, 2004 and 2003, the approximate percentage of revenues derived from sales to the government were 29% and 83%, respectively. In addition to competition from other companies that may offer alternative products, governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military.

Revenues have historically been generated in part from the sale of the environmental masks produced in Taipei, Taiwan, although currently the Company is not producing any additional environmental masks in Taiwan and has placed production on hold. During the nine months ended September 30, 2004 and 2003, revenues from the sale of environmental masks were $247,183 and $0, respectively. However, no revenues have been generated from the sale of environmental masks since the quarter ended March 31, 2004. This is due to the fact that during the spring of 2004, the building in which the Company's manufacturing facility and warehouse were located, was sold and the Company was forced to relocate. The Company initially was pursuing a new location in Taipei, Taiwan for these facilities but during the three months ended September 30, 2004, elected to discontinue its search for a new location, since the expected demand for environmental masks in Taiwan did not materialize as the Company hoped.

The Company expects that they will be able to secure a distribution agreement for their emergency respiration products in the Asian markets with Itochu Techno Chemical, Inc., a large Asian multinational company involved in chemical and related businesses, by the end of 2004, at which time the Company plans to resume production of the environmental masks and related products, possibly in Taiwan. As previously mentioned, the Company announced recently that this large Asian company obtained a Certificate of Import and a Certificate of Sale from the Koseisho (the Japanese Ministry of Health and Welfare, akin to the U.S. FDA) to immediately begin importing and selling certain of the Company's emergency respiration products in Japan. A possible distribution agreement with them is currently being negotiated.

Sales of the environmental masks did not begin until late 2003, thus no revenues were recorded for the nine months ended September 30, 2003.

Revenues were also generated in part from the sale of the emergency CPR assistance device ($130,448 and $124,146 for the nine months ended September 30, 2004 and 2003, respectively).

Additionally, the Company generated revenues related to Superstat, a modified collagen hemostat for which the Company has exclusive distribution rights to the U.S. government and military. Revenues related to Superstat were $10,100 and $627,861 for the nine months ended September 30, 2004 and 2003, respectively. This represents a decrease in revenues for Superstat of approximately 98% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the drastic decline in government orders during 2004.

Cost of Sales: During the nine months ended September 30, 2004, the Company reported a decrease in cost of sales of approximately 49% compared to the cost of sales for the nine months ended September 30, 2003. This decrease is slightly lower than the corresponding decrease in revenues due to the slightly lower profit margins associated with the environmental mask sales in Taiwan that were sold in 2004 but not 2003. The lower margins are due to the additional distribution fees paid to our manufacturing and distribution agent in Taiwan. Costs as a percentage of sales were 65% and 66% for the nine months ended September 30, 2004 and 2003, respectively. The Company expects costs as a percentage of sales to be approximately 60%-70% in the future unless significant changes occur in the cost of materials. The significant components of the Company's cost of sales include actual product cost, including outsourced manufacturing and packaging, freight and shipping, and technology royalties paid on revenues generated.

Operating Expenses: Selling, general and administrative expenses increased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 to $972,198 from $684,917, representing an increase of approximately 42%. This increase from 2003 to 2004 was primarily due to additional travel, salaries and wages, and other operating costs associated with the manufacturing facility in Taiwan, as well as additional outside legal, accounting, and other consulting services rendered during 2004. The Company expects operating costs will increase in the near future now that additional funding has been obtained and additional marketing personnel can be hired. The significant components of our operating expenses include salaries and wages, consulting and other professional services, product and liability insurance and office rent.

Research and development: Although not significant for the periods presented, the Company expects research and development costs to increase somewhat in the near future as the Company intends to bring additional products to market during the next twelve months, now that additional funding has been obtained. Future research and development costs for testing, validation and FDA filings for these potential new products are estimated to range from $25,000 to $35,000 during the next twelve months. An additional $20,000 to $30,000 may also be required for the commission of molds for these potential new products. The significant components of the Company's research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources
-------------------------------
The Company currently does not have and is not presently able to generate sufficient net cash inflows from operations to sustain its business efforts as well as to accommodate its growth plans. It is management's intent to seek to create additional revenues through the development and sales of its emergency respiration equipment and its environmental masks through potential distribution agreements currently being negotiated.

To obtain funding for the Company's ongoing operations, on September 30, 2004, the Company entered into three separate subscription agreements with accredited investors, pursuant to an offering conducted under Rule 506 of Regulation D, as promulgated under the Securities Act of 1933. In connection with the offering, the Company sold 3,000,000 shares of common stock at a purchase price of $0.25 per share, pursuant to which the Company received gross proceeds of $750,000. In connection with this offering, the Company also issued (i) Class A Warrants for the purchase of 3,600,000 shares of common stock; and (ii) Class B Warrants for the purchase 2,000,000 shares of common stock. The Class A Warrants are exercisable at $0.30 per share for a two year period. The Class B Warrants are exercisable at $.001 per share 120 days after the date of closing for a period of five years. However, the Class B Warrants will expire in the event that the Company is able to provide the investors within 120 days from the issue date of the Class B Warrants with validation and acknowledgment, in the form of a letter or statement from the United States Department of Defense, that the Company's products are approved for military use and/or can be used in military applications.

The Company was obligated to register the shares of common stock issued and the shares issuable upon the exercise of the warrants as part of an S-2 registration statement, which was filed on October 29, 2004. If the registration is not effective within 150 days, the Company will be obligated to pay penalties to the investors of 2% of the total purchase price per month, pro rated on a daily basis until the registration statement is declared effective. The Company will also bear all the costs of this registration statement. The registration was declared effective on November 12, 2004 at 4:30pm Eastern Standard Time.

As part of the transaction, the Company paid $75,000 as a finders fee and issued warrants to a finder for the purchase of 600,000 shares of common stock exercisable at $0.30 per share for two years. The Company also paid escrow and related transaction expenses of $44,250.

The Company also issued 709,400 shares of common stock through the exercise of common stock warrants during the nine months ended September 30, 2004, for total proceeds of $221,443. In addition, the Company may receive additional funds of up to approximately $1,446,000 through the exercise of common stock warrants currently outstanding.

With the recent funds raised, the Company intends to bring additional products to market during the next twelve months, including the breathing circuit filters, the ELVIS BVM bag, and the continued marketing and development of the personal environmental masks as previously described. The research and developments costs associated with the ELVIS BVM device will be the most significant.

The estimated expense for testing, validation and FDA filings for ELVIS will be approximately $25,000. The commission of molds for the ELVIS BVM bag will require approximately $20,000 to $30,000 over the next twelve months.

As previously discussed, the Company's manufacturing operations in Taiwan have temporarily been suspended. However, the Company expects that they will be able to secure a long-term distribution agreement with a large Asian multinational company for their products in Japan and possibly other Asian markets by the end of 2004. If this distribution agreement is completed, the Taiwan manufacturing facility may be reopened.

The Company has accumulated a deficit of $9,166,722 as of September 30, 2004, resulting from the continued losses since inception. For this and other reasons, our auditors for our most recent fiscal year ended December 31, 2003, expressed substantial doubt in their report as to our ability to continue operating as a going concern.

Due to the increased exposure and liability for public entities, the cost of our liability insurance has increased substantially over the past several years. The Company's insurance policies cover general/product, directors and officers, and employment practices liability. Currently, the cost of this insurance coverage is approximately $65,000 annually. The Company does not expect the cost to increase substantially, however, over the next few years.

Cash used by our operating activities for the periods ended September 30, 2004 and 2003 was funded primarily by the sale of common stock for cash and shareholder advances.

On September 30, 2004, the Company issued 1,055,556 shares of common stock in lieu of outstanding debt as follows:

 - 250,000 shares to the Company's President for past due wages;
 - 250,000 shares to the Company's Secretary/Treasurer for past due wages;
 - 130,556 shares to the Company's Chief Financial Officer for past due wages;
 - 400,000 shares to the Company's directors for past board service; and
 - 25,000 shares to an outside individual not associated with the company for past services performed.

On September 15, 2004, the Company adopted a 2004 Stock Option and Award Plan (the "Plan") under which options to acquire the Company's common stock or bonus stock may be granted from time to time to employees, including officers and directors and/or subsidiaries. In addition, at the discretion of the board of directors or other administrator of the Plan, options to acquire common stock or bonus stock may from time to time be granted under the Plan to other individuals who contribute to the Company's success or to the success of the Company's subsidiaries but who are not employees. A total of 2,500,000 shares of common stock may be subject to, or issued pursuant to, options or stock awards granted under the terms of the Plan. As of September 30, 2004, 1,479,000 shares of the Company's common stock were issued pursuant to the Plan for the services of various individuals to the Company. The 1,479,000 shares issued were recorded at the fair market value of the shares on the date of issuance which was $0.45 per share for a total of $665,550. However, a total of $492,540 of this amount has been recorded as deferred compensation in the accompanying financial statements as of September 30, 2004 for services to be rendered to the Company in the future, and $45,000 was capitalized to patent and acquired technology costs related to one of the Company's developing products.

The Company is continuing to focus on a marketing-driven sales effort of its medical products and the environmental masks and associated filters, particularly in the Asian markets, to increase revenues that will ultimately cover total expenditures.

During our current fiscal year 2004, the Company expects that it will be able to continue measures that will (i) reduce unnecessary cash outflows, and (ii) increase revenues through our improved marketing efforts.

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

In September 2004, the Company announced that they have been awarded a Prototype Development/Testing/Evaluation Grant (PDT&E) to develop a testing protocol for filter media on behalf of the U.S. Military. As part of this project, the Company will begin testing their licensed nano-enhanced filter media at Edgewood Chemical Biological Center in Edgewood, Maryland. The testing and evaluation process is expected to take approximately one to two months to complete, following which (assuming positive testing results), the Company expects to sub-license their nano-enhanced filter media to a Department of Defense approved manufacturer to enhance existing filtration products that are currently used by the U.S. Air Force, Army and Navy, as well as to commence development of new product applications that will serve to better protect U.S. Military personnel.

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

(1) "Emergency Filtration Products, Inc. v. David O. Black; Michael Crnkovich; China Bridge Holdings Ltd; and American Registrar and Transfer Company." This case is pending in the US District Court for the District of Nevada and is identified as CASE NO. CV-S- 04-0262-KJD-LRL ("First Action"). The First Action was initiated by the Company on March 5, 2004. In the First Action, the Company seeks Declaratory Relief under 28 USC sections 2201 and 2202 to determine the rights and obligations of the parties with respect to certain shares of the Company's stock purportedly conveyed to David Black. On April 7, 2004, Black asserted counterclaims against the Company and cross claims against American Registrar in the First Action for (1) "Breach of Fiduciary Duty"; (2) "Constructive Conversion": (3) "Breach of Covenant of Good Faith and Fair Dealing"; and (4) "Violation of 10(b) of the Exchange Act of 1934." Black's claims arise out of the Company's and American Registrar's reluctance to register the purported transfer of the Company shares to Black. On April 7, 2004, Black moved for partial summary judgment against the claims asserted by the Company. Black's motion is current under submission. On May 28, 2004, American Registrar and Transfer Company moved to dismiss the Company's claims against it. American Registrar's motion is currently under submission. The First Action is currently in discovery.

(2) On or about, April 15, 2004, David Black commenced a suit in the Utah Third Judicial District Court, which is a Utah state court, against four officers/directors of the Company (Doug Beplate, Pete Clark, Raymond Yuan, and Sherman Lazrus) and the principal of American Registrar (Richard Day). On May 12, 2004, the action was removed to the US District Court for the District of Utah, Central Division (federal court). The matter is captioned: "David O. Black v. Douglas Beplate; Pete Clark, Sherman Lazrus; Raymond Yuan; Richard Day and John Does 1 through 10," Civil Case No. 2:04CF00448 PGC ("Second Action"). In the Second Action, Black asserts claims for (1) "Breach of Fiduciary Duty"; (2) "Breach of Covenant of Good Faith and Fair Dealing"; and
(3) "Violation of 10(b) of the Exchange Act of 1934. Black's claims arise out of the identical conduct by the Company and American Registrar underlying his counter and cross claims in the First Action. Black's claims do not identify any specific conduct by the individually named defendants. Consequently, Beplate, Clark, Yuan, and Lazrus moved to dismiss the Second Action or transfer and consolidate the Second Action into the First Action. On or about September 17, 2004, the Utah District Court granted their motion and transferred the Second Action to the U.S. District Court for the District of Nevada. At this time, the outcome of these actions is uncertain.

   ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, the Company issued 174,600 shares of common stock through the exercise of common stock warrants at prices ranging from $0.25 to $0.50 per share, for total proceeds of $52,900. The shares underlying the warrants were included in a registration statement on Form SB-2 (SEC file number 333-106212) declared effective by the SEC on April 16, 2004.

On September 30, 2004, the Company entered into a three separate subscription agreements with accredited investors, pursuant to an offering conducted under Rule 506 of Regulation D, as promulgated under the Securities Act of 1933. In connection with the offering, the Company sold 3,000,000 shares of common stock at a purchase price of $0.25 per share, pursuant to which the Company received gross proceeds of $750,000. In connection with this offering, the Company also issued (i) Class A Warrants for the purchase of 3,600,000 shares of common stock; and (ii) Class B Warrants for the purchase 2,000,000 shares of common stock. The Class A Warrants are exercisable at $0.30 per share for a two year period. The Class B Warrants are exercisable at $.001 per share 120 days after the date of closing for a period of five years. However, the Class B Warrants will expire in the event that the Company is able to provide the investors within 120 days from the issue date of the Class B Warrants with validation and acknowledgment, in the form of a letter or statement from the United States Department of Defense, that the Company's products are approved for military use and/or can be used in military applications.

The Company was obligated to register the shares of common stock issued and the shares issuable upon the exercise of the warrants as part of an S-2 registration statement, which was filed on October 29, 2004. If the registration is not effective within 150 days, the Company will be obligated to pay penalties to the investors of 2% of the total purchase price per month, pro rated on a daily basis until the registration statement is declared effective. The Company will also bear all the costs of this registration statement. The registration was declared effective on November 12, 2004 at 4:30pm Eastern Standard Time.

On September 30, 2004, the Company issued an additional 1,055,556 shares of common stock in lieu of outstanding debt as follows:

 - 250,000 shares to the Company's President for past due wages;
 - 250,000 shares to the Company's Secretary/Treasurer for past due wages;
 - 130,556 shares to the Company's Chief Financial Officer for past due wages;
 - 400,000 shares to the Company's directors for past board service; and
 - 25,000 shares to an outside individual not associated with the company for past services performed.

The shares issued in the foregoing transaction were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

                 ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
  None.

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

  Emergency Filtration Products, Inc.


 Date:  November 12, 2004                 By: /s/Douglas K. Beplate
                                          Douglas K. Beplate, President

 Date:  November 12, 2004                 By: /s/Steve M. Hanni
                                          Steve M. Hanni, CFO