Form 10KSB
period 2004-12-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2005-03-31
CIK 1088213

               U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549

                              FORM 10-KSB

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2004

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

As of March 18, 2005, there were 34,382,348 shares of the Registrant's Common Stock, $.001 par value, outstanding.

State the Registrant's revenues for the December 31, 2004 fiscal year:
$405,831.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $14,018,245, based on the average bid and ask price of the Registrant's stock on March 18, 2005 of $0.51 per share and 27,486,755 shares held by non-affiliates. The Registrant's common stock is traded on the NASDAQ OTCBB under the symbol "EMFP".


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

NONE

TABLE OF CONTENTS

                                                                 Page
                                                                 ----

Item 1.   Description of Business............................      4

Item 2.   Description of Property............................     13

Item 3.   Legal Proceedings..................................     13

Item 4.   Submission of Matter to Vote of
          Security Holders...................................     14

Item 5.   Market for Common Registrant Equity
          and Related Stockholder Matters.....................    15

Item 6.   Management's Discussion and Analysis
          or Plan of Operation................................    17

Item 7.   Financial Statements................................    23

Item 8.   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure..........................................    23

Item 8A.  Controls and Procedures.............................    23

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act...................    24

Item 10.  Executive Compensation..............................    27

Item 11.  Security Ownership of Certain
          Beneficial Owners and Management....................    29

Item 12.  Certain Relationships and
          Related Transactions................................    30

Item 13.  Exhibits and Reports on Form 8-K....................    32

Item 14.  Principal Accountant Fees and Services..............    33

Signatures....................................................    33

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

Effective April 1, 2003, the Company entered into another agreement with Mr. Beplate whereby Mr. Beplate assigned all of his rights, title and interest in various technology, patents and patent applications to the Company. This agreement is entirely separate from the original agreement referred to in the preceeding paragraph. The 1996 agreement and technology transfer were for the dual rotary isolation valve and any amendments to that patent. This new agreement, effective April 1, 2003, reflects the technologies of hydrophobic and hydrophilic filtration used in a BVM setting, the rescission of the 5% royalty included in the original agreement on the Respaide technology, and the license of nano coatings on any filter configuration for environmental masks and any other application for US military use only. Mr. Beplate was to receive a 1% royalty on the gross sales of any and all products utilizing this acquired technology. During June 2004, Mr. Beplate assigned this 1% royalty to a separate company.

The Company is a specialty filter products company that has developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems. The Company's current product line includes the following:

- RespAide(TM) CPR Isolation Mask. An internationally patented (within the United States, Australia, Germany, France, United Kingdom and applied for in Canada) dual-filtered vapor isolation valve (VIV) technology currently being marketed in CPR isolation masks to protect emergency response personnel against infectious diseases during mouth to mouth resuscitation. The Company has received FDA approval for its RespAide CPR isolation mask incorporating a proprietary filter, and has established manufacturing and distribution of complete units and replacement filters. In tests performed pursuant to the requirements of the FDA testing procedures, these masks were found to be greater than 99.9% effective against bacterial and viral transmission - the highest rating testing labs will issue for medical devices. These masks were introduced in 1997, are considered the Company's flagship product and account for a significant amount of the Company's revenues to date. The patents for this product are assigned to the Company.

- Disposable Filters for BVMs. The same filter used in the RespAide product described above is ideal for reducing the risk of exposure to viruses and bacteria and equipment contamination during use of bag valve mask (BVM) resuscitation devices. The disposable filter keeps the equipment contaminant-free, thereby reducing risk of exposure to virus and bacteria to emergency response personnel. The filter is placed between the bag valve and the mask and is single use. The Company has received FDA 510K approval for the filter as a Class II medical device. The filter was introduced in 1997 as a component of the RespAide device. The patents for the filter are assigned to the Company.

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

The Company currently holds military national stocking numbers for the RespAide CPR isolation mask, the replacement filters and for Superstat. These stocking numbers make the products acceptable for inventory in all four branches of the military and the U.S. Coast Guard. These stocking numbers were assigned to the Company after completing an acceptance process with the Defense Medical Standardization Board and will remain valid for as long as there is procurement activity associated with these numbers. The Company received and fulfilled orders from the U.S. Navy and the Defense Supply Center in Philadelphia for the products during 2004 and 2003.

- Personal Environmental Mask. Another configuration of the Company's technology is a personal environmental mask designed to address concerns of biological contamination in a workplace or other environment. The mask possesses a disposable filter using our technology and an enhanced matrix of charged nanoparticles designed to protect the user from possible inhalation of
biological contaminants.   The Company will not seek FDA approval for this
product at the present time as the product is not considered a Class II medical device and FDA approval is currently not required. The Company has in addition, acquired the license to manufacture and distribute these personal protection masks enhanced with nanoparticles.

The following products are in various stages of development, production and market entry for future sale and have not produced any revenue for the Company to date:

- Breathing Circuit Filters. To extend its market reach from emergency response sites to the vast number of respiratory procedures conducted within medical facilities, the Company has introduced two new configurations of its technology, a one-way and a two-way breathing circuit filter for applications where ambient air flow must pass evenly in both directions while still protecting equipment and hoses. The filters are used inline with circuitry, hoses and anesthesia, ventilation and respiratory equipment. The use of the filter serves to remove viruses and bacteria from the airflow, control the moisture delivered to the patient and keep equipment contaminant free. The Company has received FDA 510K approval for the filters as Class II medical devices. The breathing circuit filter was introduced in 2002, however this product does not account for any sales to date. In an effort to promote market entry, additional configurations with variations of moisture output are being developed. No additional FDA filings will be required. The patents for the filters are assigned to the Company. During December 2004, a distribution agreement was entered into by the Company that includes the distribution of the breathing circuit filters in Japan (see Manufacturing and Distribution Agreements).

- ELVIS BVM. The Company has designed another configuration of their technology called ELVIS (Emergency Life Support Ventilation and Intubation System) for the BVM market. The product is a self-contained device that delivers medicine in aerosol form and a bag with built-in CO(2) monitoring capabilities. Patents have been granted for this product and the Company has executed an agreement whereby it acquired the rights for commercial exploitation of the patents. A working prototype and the required molds were completed during 2004. Product engineering and feasibility studies are under way and the Company is currently trying to determine the marketing plan for the product. The Company is also currently negotiating manufacturing arrangements, the outcome of which is also currently unknown. A 510K application will be filed with the FDA during 2005. A product submitted to the FDA under a 510K application will be subject to an approval process that will last an indeterminate amount of time and may or may not be approved. The Company plans to introduce ELVIS during 2005. ELVIS currently does not account for any of the Company's sales.

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

The Superstat products are manufactured by Superstat Corporation, also an FDA manufacturing facility, in Rancho Dominguez, CA, and drop shipped to the Company's customers from that facility. The Company has an exclusive distribution agreement with Superstat Corporation whereby the Company has the rights to distribute the Superstat product to all US military medical installations and military medical installations of other national governments not in conflict with US restrictions. The Company pays Superstat Corporation once the product is drop shipped to the final customer. The agreement, signed in January 1998 and amended in 2001 to add international governments, was originally for one year, but has been renewed annually for one year periods and may be terminated by either party.

During April 2003, the Company entered into a "Manufacturing and Distribution Services Agreement" with Weise Labs, Inc. (Weise), a Taiwan based company, whereby Weise has the exclusive worldwide rights to manufacture the Company's nano-enhanced environmental masks and other masks using related technology, and provides certain marketing and distribution services to the Company in connection with the distribution of such mask products in certain Asian and Middle Eastern territories. Pursuant to the agreement, the Company compensates Weise based upon certain criteria as to whether or not Weise provided distribution services subsequent to the manufacture of the product. The agreement with Weise will remain in effect unless terminated by either party.

On December 28, 2004, the Company entered into an exclusive, long-term agreement with Itochu Techno Chemical, Inc. (Itochu), a Japanese corporation, whereby Itochu will distribute the Company's Respaide, Vapor Isolation Valve and Series One Breathing Circuit Filter products in Japan. The agreement terminates on May 31, 2008, but can be extended for an additional three-year period. The agreement also allows for Itochu to form sub-distribution agreements with other medical product companies, with the Company's approval, to promote the sale of the Company's products in Japan.

During early 2005 and in conjunction with Itochu's partner/affiliate, Senko Medical Instruments Mfg. Co. Ltd (one of Japan's leading medical products distributors), Itochu will conduct a marketing review through June 1, 2005. This marketing review is required by Koseisho (Ministry of Health and Welfare, similar to the United States FDA) and mandates that companies who have been granted a certificate of import and a certificate of sale comply fully with Japanese regulations concerning medical products. The marketing review will enable Itochu to make initial introductions of the products to potential customers in Japan, to determine the potential size of the market in Japan, and to allow the Company and Itochu to establish minimum purchase requirement quantities applicable to the agreement for each annual period commencing on June 1, 2005.

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

The Company submitted its filter technology to a final testing phase which was conducted under U.S. Army auspices. During January 2005, the Company received confidential and official notification from the United States Department of Defense approving the use of its filter technology for the United States military. This notification included specific reference to the Company's personal environmental masks as well as an interest to develop filtration systems for use in tanks, vehicles and shelter. The Company intends to work closely with the United States military and designated manufacturers to further the development of its filter technology, with the objective of including it into a number of products that would be used to protect United States military personnel worldwide.

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

As previously explained, the Company has also entered into an exclusive distribution agreement with Superstat Corporation for the distribution of the Superstat product. The Company has also entered into a Manufacturing and Distribution Agreement with a Taiwan based company for the marketing and distribution of the personal environmental masks in the Asian markets and a Distribution Agreement with a Japanese based company for the marketing and distribution of the Company's Respaide, Vapor Isolation Valve and Series One Breathing Circuit Filter products in Japan.(See Manufacturing and Distribution Agreements above).

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

During 2003 and 2004, the Company redesigned its environmental mask product offerings slightly to a more suitable price for each of the product's markets. Due to virus outbreaks in the Far East over the past year or two such as SARS, there has been an increase in the supply and demand for suitable mask products thus flooding the market with competing less superior products. This increased supply caused the prices to decline slightly. New nanoparticle technology will be implemented as new viruses and pathogens are identified.

Sources and availability of raw materials and the names of principal suppliers
------------------------------------------------------------------------------
The raw materials utilized in the production of the Company's proprietary products are readily available from a variety of manufacturers including 3M Corporation and Versal. The Company does not expect significant raw material shortages in the future, unless a dramatic increase in the demand for personal protection environmental masks or other products of the Company occurs.

Dependence on one or a few major customers
------------------------------------------
A large portion (approximately 50-60% annually) of the Company's sales over the past two years have been to the U.S. military. If the orders from the military were to decrease or increase, it would have a material impact on the Company's operations.

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

Effective April 1, 2003, the Company entered into an "Agreement For Assignment of Technology" with Douglas Beplate whereby Mr. Beplate assigned all of his rights, title and interest in various technology, patents and patent applications to the Company. This agreement is entirely separate from the original agreement entered into with Mr. Beplate during 1996 as described above. The 1996 agreement and technology transfer were for the dual rotary isolation valve and any amendments to that patent. This new agreement effective April 1, 2003 reflects the technologies of hydrophobic and hydrophilic filtration used in a BVM setting, the rescission of the 5% royalty included in the original agreement on the Respaide technology, and the license of nano coatings on any filter configuration for environmental masks and any other application for US military use only. Mr. Beplate was to receive a 1% royalty on the gross sales of any and all products utilizing this acquired technology. During June 2004, Mr. Beplate assigned this 1% royalty to a separate company. Royalties of $895 were paid pursuant to this agreement for the year ended December 31, 2004.

The Company received notification during September 2003 of the approval for the issuance of a U.S. patent for its combined hydrophobic - hydrophilic filtration application. The patent was issued to Mr. Doug Beplate, the Company's President, and assigned to the Company as part of the April 1, 2003 agreement mentioned above. This patent is the 12th patent to be assigned to the Company.

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

The Company will file a 510K application for acceptance as a Class II medical device for the new ELVIS product in the near future. At this time, the Company does not intend to file a premarket notification or premarket approval process, but rather the 510K application. If a 510K application is filed, there is an evaluation process that may or may not result in approval to market the device in the United States. The 510K application evaluation process requires the submission and review of detailed information, including but not limited to, product drawings, prototypes, claims and functions, laboratory testing, manufacturing processes, labeling, quality control and compliance with inspections, post-mark obligations, and import/export requirements. At this time, the Company believes that no clinical trials will be required, however, additional information, including clinical trials, may be requested by the FDA once the 510K application is submitted and reviewed.

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

Research and Development
------------------------
The Research and Development expenditures for the last two years were as follows:

- 2004 ($0) No funds were spent during 2004 for research and development type activities.
- 2003 ($8,961) These costs are prototype development costs associated with the new products such as materials, supplies, consulting fees, etc.

Costs and effects of compliance with environmental laws
-------------------------------------------------------
The Company is not aware of any cost or effect of compliance with environmental laws.

Impact of Inflation
-------------------
At this time, the Company does not anticipate that inflation will have a material impact on its current or future operations.

Employees
---------
The Company currently has 3 full time and 1 part time employees. The Company has oral agreements with Douglas K. Beplate, President, and Peter Clark, Secretary/Treasurer, calling for salary payments of $96,000 per year, and $72,000 per year, respectively. The above salaries were paid through mid-2004 through cash and the issuance of common stock. Additional amounts through December 31, 2004 are being accrued, and may be paid through the issuance of additional stock or in cash if the Company has the necessary funds. Accrued payroll for Mr. Beplate totaled $42,237 as of December 31, 2004. Accrued payroll for Mr. Clark totaled $33,500 as of December 31, 2004. Any accrued amounts are non-interest bearing and subject to change only upon approval by the Board of Directors. The third full time employee is paid hourly and at-will. The part time employee is also hourly and at-will.

The Company also retains the services of one related party, full time consultant (Ms. Wendy Harper) pursuant to an oral consulting arrangement at an estimated annual cost of $72,000. The consultant provides ongoing accounting, secretarial and general managerial consulting to the Company.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company presently occupies office and warehouse space located at 175 Cassia Way, Suite A115, Henderson, Nevada 89014 under a three year lease agreement. The property consists of approximately 2,484 square feet of offices and 1,404 square feet of warehouse space. The Lease Agreement began June 1, 2002 and terminates May 31, 2005. Monthly rent in Year 1 was $2,115, includes NNN charges (tax, maintenance, garbage, etc), increased to $3,798 in Year 2 and $3,959 in Year 3. The Company believes this space will be adequate for its needs through the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

There are two related legal actions currently in process in which the Company is involved.

(1) "Emergency Filtration Products, Inc. v. David O. Black; Michael Crnkovich; China Bridge Holdings Ltd; and American Registrar and Transfer Company." This case is pending in the US District Court for the District of Nevada and is identified as CASE NO. CV-S- 04-0262-KJD-LRL ("First Action"). The First Action was initiated by the Company on March 5, 2004. In the First Action, the Company seeks Declaratory Relief under 28 USC sections 2201 and 2202 to determine the rights and obligations of the parties with respect to certain shares of the Company's stock purportedly conveyed to David Black. On April 7, 2004, Black asserted counterclaims against the Company and cross claims against American Registrar in the First Action for (1) "Breach of Fiduciary Duty"; (2) "Constructive Conversion": (3) "Breach of Covenant of Good Faith and Fair Dealing"; and (4) "Violation of 10(b) of the Exchange Act of 1934." Black's claims arise out of the Company's and American Registrar's reluctance to register the purported transfer of the Company shares to Black. On April 7, 2004, Black moved for partial summary judgment against the claims asserted by the Company. Black's motion was denied without prejudice on March 1, 2005. On May 28, 2004, American Registrar and Transfer Company moved to dismiss the Company's claims against it. American Registrar's motion was denied on March 1, 2005. The First Action is currently in discovery.

(2) On or about, April 15, 2004, David Black commenced a suit in the Utah Third Judicial District Court, which is a Utah state court, against four officers/directors of the Company (Doug Beplate, Pete Clark, Raymond Yuan, and Sherman Lazrus) and the principal of American Registrar (Richard Day). On May 12, 2004, the action was removed to the US District Court for the District of Utah, Central Division (federal court). The matter is captioned: "David O. Black v. Douglas Beplate; Pete Clark, Sherman Lazrus; Raymond Yuan; Richard Day and John Does 1 through 10," Civil Case No. 2:04CF00448 PGC ("Second Action"). In the Second Action, Black asserts claims for (1) "Breach of Fiduciary Duty"; (2) "Breach of Covenant of Good Faith and Fair Dealing"; and
(3) "Violation of 10(b) of the Exchange Act of 1934. Black's claims arise out of the identical conduct by the Company and American Registrar underlying his counter and cross claims in the First Action. Black's claims do not identify any specific conduct by the individually named defendants. Consequently, Beplate, Clark, Yuan, and Lazrus moved to dismiss the Second Action or transfer and consolidate the Second Action into the First Action. On or about September 17, 2004, the Utah District Court granted their motion and transferred the Second Action to the U.S. District Court for the District of Nevada. However, the Second Action and the First Action have not been consolidated.

At this time, the outcome of these actions is uncertain.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters submitted to a vote of our securities holders during the quarter ended December 31, 2004.

The Company is planning on scheduling a Special Meeting of Shareholders during June or July 2005 in order to elect the Company's directors, to ratify the appointment of the Company's independent public accountants, and any other business as may properly come before the shareholders.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 18, 2005, the Company had approximately 270 shareholders of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

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
                                                   Bid Quotation
                                                   -------------
Fiscal Year 2004                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/04                    $ 0.57                $ 0.20
Quarter ended 9/30/04                     $ 0.55                $ 0.23
Quarter ended 6/30/04                     $ 0.63                $ 0.28
Quarter ended 3/31/04                     $ 0.90                $ 0.52

Fiscal Year 2003                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/30/03                    $ 0.70                $ 0.46
Quarter ended 9/30/03                     $ 0.55                $ 0.24
Quarter ended 6/30/03                     $ 0.80                $ 0.26
Quarter ended 3/31/03                     $ 0.28                $ 0.18

Fiscal Year 2002                          High Bid              Low Bid
----------------                          --------              -------
Quarter ended 12/31/02                    $ 0.43                $ 0.23
Quarter ended 9/30/02                     $ 0.43                $ 0.19
Quarter ended 6/30/02                     $ 0.44                $ 0.25
Quarter ended 3/31/02                     $ 0.55                $ 0.30

Trading of our common stock has been limited or sporadic. The Company issued 197,375 shares of common stock during the quarter ended December 31, 2004 in exercise of warrants for total proceeds of $49,937.

Disclosure Regarding the Company's Equity Compensation Plans
------------------------------------------------------------

On September 15, 2004, the Company adopted a 2004 Stock Option and Award Plan (the "Plan") under which options to acquire the Company's common stock or bonus stock may be granted from time to time to employees, including officers and directors and/or subsidiaries. In addition, at the discretion of the board of directors or other administrator of the Plan, options to acquire common stock or bonus stock may from time to time be granted under the Plan to other individuals who contribute to the Company's success or to the success of the Company's subsidiaries but who are not employees. A total of 2,500,000 shares of common stock may be subject to, or issued pursuant to, options or stock awards granted under the terms of the Plan. The shares underlying the Plan were registered by the Company on a Registration Statement on Form S-8 filed with the Commission on September 29, 2004.

As of December 31, 2004, 1,479,000 shares of the Company's common stock were issued pursuant to the Plan for the services of various individuals to the Company. The 1,479,000 shares issued were recorded at the fair market value of the shares on the date of issuance which was $0.45 per share for a total of $665,550. $68,000 of this amount has been recorded as deferred compensation in the accompanying financial statements as of December 31, 2004 for services to be rendered to the Company in the future, and $45,000 was capitalized to patent and acquired technology costs related to one of the Company's developing products.

The Company's Board of Directors has also granted nonqualified stock options to various consultants, employees, officers and directors. These options were not submitted to the Company's stockholders for approval.

The following table summarizes information about equity awards that are outstanding as of December 31, 2004.

                         Number of Shares of                       Number of Shares of
                         Common stock to be       Weighted Avg        Common Stock
                         issued upon exercise    Exercise Price    Available for Future
                           Of Outstanding        Of Outstanding     Issuance (excluding
Plan Category                 Options*              Options         shares reflected in *)
-------------            --------------------    --------------    ----------------------
Equity compensation
Plans approved by
Security holders                   0                   n/a                    0

Equity compensation
plans not approved by
security holders                   0                      n/a               1,021,000

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

Overview
-------
The Company is in the business of producing masks and filters for medical devices designed to reduce the possibility of transmission of contagious diseases. The Company is also a distributor of a blood clotting device for surgery, trauma and burn wound management.

Since its inception, the Company has been involved primarily in the development of its technology. During this time, revenues have not been adequate to cover operating expenses. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity placements. As of the end of fiscal 2004, the Company had offset its accumulated deficit in this manner. The most valuable asset of the Company is its intellectual property and technology. The Company acquired the rights to a substantial portion of its intellectual property from its president and chief executive officer (See "Critical Accounting Policies and Estimates," below), which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered vapor isolation valve and the rights to certain other technologies related to environmental masks. Rights pertaining thereto include the right to maintain, sell and improve the devices, and to license those rights. Although the Company believes its technology to be very valuable in the economic sense, this value is not quantified as such on the Company's balance sheet since the technology is recorded at historical cost rather than fair value.

Results of Operations
---------------------

Revenues: During 2004, the Company reported a decrease in revenues of approximately 47% from revenues for 2003, primarily due to the substantial decrease in orders from the U.S. military during 2004 as compared to 2003.
The U.S. military had substantially increased its orders during 2003 due to international conflicts throughout the world, which increase was reversed in 2004. Government orders, historically, have been sporadic based upon the timing of their restocking requirements, although there are no guarantees as to when or if the government will continue to re-order any of the Company's products. In addition to competition from other companies that may offer alternative products, governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military. The Company is now focusing on a marketing-driven sales effort in order to increase revenues that will ultimately cover total expenditures.

A substantial portion of the Company's revenues for 2004 were from the sale of the environmental masks produced in Taipei, Taiwan. The Company expects the demand for these environmental masks to increase in the near future due to continuing virus outbreaks in the Far East such as SARS and Avian
Influenza(Bird Flu).

Revenues have also been generated in 2004 and 2003 in part from the sale of the emergency CPR assistance device. Sales for this product have remained relatively constant over the past year or two.

Additionally, the Company generated revenues in 2004 and 2003 related to Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. and foreign governments and militaries. Revenues related to Superstat substantially decreased during 2004 due to the drastic decline in government orders during 2004 as previously discussed. For 2004 and 2003, the percentage of revenues derived from sales to the government were 30% and 84%, respectively. As previously discussed, in addition to competition from other companies that may offer alternative products, governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military.

Cost of Sales: During 2004, the Company reported a decrease in cost of sales of approximately $233,000 or 47% compared to 2003, which is commensurate with the decrease in revenues for the same period. Costs as a percentage of sales were 65% for both of the years ended December 31, 2004 and 2003. The Company expects costs as a percentage of sales to be approximately 63% to 66% in the future unless significant changes in the cost of materials occur. Costs as a percentage of sales is expected to be slightly less than in the past due to the expected increase in sales in foreign markets and the corresponding reduced costs overall in those markets. The significant components of the Company's cost of sales include actual product cost, including outsourced manufacturing and packaging, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: General and administrative expenditures for 2004 as compared to 2003 increased $764,720 or approximately 92% as a result of substantially increased consulting and legal fees incurred during 2004, which increases are detailed below. During 2004, the Company issued 400,000 shares of common stock to its directors valued at $0.36 per shares for services rendered in their positions as directors. No shares were issued during 2003 for director service as there was no formal policy in place for director compensation. The Company has now formalized director compensation for future years.

The Company also issued approximately 1,400,000 shares of common stock during 2004 for services rendered and to be rendered to various outside consultants and lawyers. These services include efforts to form strategic alliances and relationships with potential distributors of the Company's products, including any product-related public relations efforts associated with the efforts, developing marketing programs specifically targeted to promoting brand name awareness, legal fees, patent related services, and services related to researching potential product distribution agreements and/or marketing agreements in the Pacific Rim.

The value of the approximate 1,400,000 shares issued was approximately $630,000 of which $68,000 represents deferred compensation at December 31,
2004.   Consulting expenses which were paid for through the issuance of common stock totaled $187,720 for 2003, compared to $702,550 for 2004. The Company expects to, in the near future, incur additional operating costs related to hiring a Director of Manufacturing and marketing personnel for the increased business that is expected during 2005 related to the Itochu agreement as previously discussed. The significant components of the Company's operating expenses for 2004 include salaries and wages totaling $206,353, consulting, director fees and other professional services totaling $1,126,232, product and liability insurance totaling $70,592 and office rent totaling $64,187.

Research and development: Although not significant for the periods presented, the Company expects research and development costs to increase somewhat in the future as the Company intends to bring additional products to market during the next twelve months, now that additional funding has been obtained. Future research and development costs for testing, validation and FDA filings for these potential new products are estimated to range from $25,000 to $35,000 during the next twelve months. An additional $70,000 to $80,000 may also be required for the commission of molds for these potential new products. The significant components of our research and development costs include prototype development and materials, governmental filings and laboratory testing.

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

To obtain funding for the Company's ongoing operations, on September 30, 2004, the Company entered into three separate subscription agreements with accredited investors, pursuant to an offering conducted under Rule 506 of Regulation D, as promulgated under the Securities Act of 1933. In connection with the offering, the Company sold 3,000,000 shares of common stock at a purchase price of $0.25 per share, pursuant to which the Company received gross proceeds of $750,000. In connection with this offering, the Company also issued (i) Class A Warrants for the purchase of 3,600,000 shares of common stock; and (ii) Class B Warrants for the purchase 2,000,000 shares of common stock. The Class A Warrants are exercisable at $0.30 per share for a two year period. The Class B Warrants were exercisable at $.001 per share 120 days after the date of closing for a period of five years.

However, the Class B Warrants were to expire in the event that the Company was able to provide the investors within 120 days from the issue date of the Class B Warrants with validation and acknowledgment, in the form of a letter or statement from the United States Department of Defense, that the Company's products are approved for military use and/or can be used in military applications. Subsequent to December 31, 2004, this validation and acknowledgment was obtained and the 2,000,000 Class B warrants were cancelled.

The Company was obligated to register the shares of common stock issued and the shares issuable upon the exercise of the warrants as part of an S-2 registration statement, which was filed on October 29, 2004 and became effective on November 12, 2004. As part of the transaction, the Company paid $75,000 in cash and issued warrants to a finder for the purchase of 600,000 shares of common stock exercisable at $0.30 per share for two years. The Company also paid escrow and related transaction expenses of $44,250.

The Company also issued 906,775 shares of common stock through the exercise of common stock warrants during 2004, for total proceeds of $271,381. Subsequent to December 31, 2004, the Company issued an additional 694,500 shares of common stock through the exercise of common stock warrants for total proceeds of $207,375. In addition, the Company may receive additional funds of up to approximately $1,188,000 through the exercise of common stock warrants currently outstanding.

With the recent funds raised, the Company intends to bring additional products to market during the next twelve months, including the breathing circuit filters, the ELVIS BVM bag, and the continued marketing and development of the personal environmental masks as previously described. The research and developments costs associated with the ELVIS BVM device will be the most significant.

The estimated expense for testing, validation and FDA filings for ELVIS will be approximately $25,000. The commission of molds for the ELVIS BVM bag will require approximately $70,000 to $80,000 over the next twelve months.

The Company has incurred an accumulated deficit of $9,778,014 as of December 31, 2004, resulting from the continued losses since inception. For this and other reasons, our auditors for our most recent fiscal year ended December 31, 2004, expressed substantial doubt as to our ability to continue operating as a going concern.

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

Cash used by our operating activities for the years ended December 31, 2004 and 2003 was funded primarily by the sale of common stock for cash and shareholder advances.

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

As of December 31, 2004, 1,479,000 shares of the Company's common stock were issued pursuant to the Plan for the services of various individuals to the Company. The 1,479,000 shares issued were recorded at the fair market value of the shares on the date of issuance which was $0.45 per share for a total of $665,550. However, a total of $492,540 of this amount was originally recorded as deferred compensation for services to be rendered to the Company in the future, and $45,000 was capitalized to patent and acquired technology costs related to one of the Company's developing products. Amortization of $424,540 of the deferred compensation was recorded through December 31, 2004, leaving a remaining balance of deferred compensation of $68,000 at December 31, 2004.

The Company is continuing to focus on a marketing-driven sales effort of its medical products and the environmental masks and associated filters, particularly in the Asian markets, to increase revenues that will ultimately cover total expenditures.

In September 2004, the Company announced that it had been awarded a Prototype Development/Testing/Evaluation Grant (PDT&E) to develop a testing protocol for filter media on behalf of the U.S. Military. As part of this project, the Company will begin testing their licensed nano-enhanced filter media at Edgewood Chemical Biological Center in Edgewood, Maryland. The testing and evaluation process is expected to be completed during early 2005, following which (assuming positive testing results), the Company expects to sub-license its nano-enhanced filter media to a Department of Defense approved manufacturer to enhance existing filtration products that are currently used by the U.S. Air Force, Army and Navy, as well as to commence development of new product applications that will serve to better protect U.S. Military personnel.

On December 28, 2004, the Company entered into an exclusive, long-term agreement with Itochu Techno Chemical, Inc. (Itochu), a Japanese corporation, whereby Itochu will distribute the Company's Respaide, Vapor Isolation Valve and Series One Breathing Circuit Filter products in Japan. The agreement terminates on May 31, 2008, but can be extended for an additional three-year period. The agreement also allows for Itochu to form sub-distribution agreements with other medical product companies, with the Company's approval, to promote the sale of the Company's products in Japan.

During early 2005 and in conjunction with Itochu's partner/affiliate, Senko Medical Instruments Mfg. Co. Ltd (one of Japan's leading medical products distributors), Itochu will conduct a marketing review through June 1, 2005. This marketing review is required by Koseisho (Ministry of Health and Welfare, similar to the United States FDA) and mandates that companies who have been granted a certificate of import and a certificate of sale comply fully with Japanese regulations concerning medical products. The marketing review will enable Itochu to make initial introductions of the products to potential customers in Japan, to determine the potential size of the market in Japan, and to allow the Company and Itochu to establish minimum purchase requirement quantities applicable to the agreement for each annual period commencing on June 1, 2005.

Management intends to seek to create additional revenues through the development and sales of the Company's emergency respiration equipment and sales of its environmental masks through potential distribution agreements currently being negotiated in Taiwan and Japan, and to rely upon additional equity financing, if required, to sustain operations until revenues are adequate to cover the costs. Management can offer no assurance with respect to its ability to create additional revenues, obtain additional equity financing or execute its long-term business plans. The Company's ability to continue as a going concern, however, may be dependent upon the success of those plans.

During our current fiscal year 2005, the Company expects that it will be able to continue measures that will (i) reduce unnecessary cash outflows, and (ii) increase revenues through our improved marketing efforts.

The Company's future business model is intended to be cost-efficient and will emphasize: (1) in-house research and development; (2) accumulation of intellectual property assets; (3) ownership of key production equipment; and
(4) outsourcing of all manufacturing, distribution, warehousing, and order fulfillment. Accordingly, the Company benefits from low overhead, as well as the pricing advantages inherent in proprietary specialty products.

Impact of Inflation and Interest Rates
--------------------------------------
At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

Critical Accounting Policies and Estimates
------------------------------------------

Except with regard to the estimated useful lives of patents and acquired technology, the Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods. Management reviews the carrying value of the technology assets annually for evidence of impairment and considers, based on its current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence, whether any write-downs should be taken or whether the estimated useful lives should be shortened.

Recent Accounting Pronouncements
--------------------------------

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, we will implement the revised standard in the third quarter of fiscal year 2005, if applicable.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect to enter into any transactions that would be affected by adopting SFAS 153.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements for the reporting period are set forth immediately following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Piercy Bowler Taylor & Kern on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Piercy Bowler Taylor & Kern would have caused Piercy Bowler Taylor & Kern to make reference to the subject matter of such disagreements in connection with their reports on our 2004 or 2003 financial statements.

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

PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name                    Age         Position                    Held Since
----                    ---         --------                    ----------
Douglas K. Beplate      50          President, Director         July 2000

Peter Clark             53          Secretary, Treasurer        June 1997

Steve M. Hanni          37          Chief Financial Officer     November 2002

Thomas Glenndahl        58          Director                    May 2002

Dr. Raymond C.L. Yuan   61          Director                    December 1997

Sherman Lazrus          71          Interim CEO, Chairman,      June 2001
                                    Director                    December 1998

David Bloom              55        Director                May 2004

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

Steve M. Hanni, Chief Financial Officer, was appointed as the CFO on a part-time basis during November 2002. He has worked extensively with the Company over the past seven or eight years as an outside auditor or financial consultant. Mr. Hanni currently devotes approximately 30-40% of his time with the Company. He is also currently a partner in the accounting firm of Stayner, Bates & Jensen, PC in Salt Lake City, Utah. He was formerly an audit partner with HJ & Associates, LLC from 1997 to 2001 where he served as the Company's outside auditor. He received his BA from Weber State University in 1993 and an MA in Accounting from Weber State University in 1994. He has worked extensively with small public companies in numerous industries.

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

David Bloom, Director, was elected to the Board in May 2004. Mr. Bloom has been CEO and President of Le Gourmet Chef, housewares products company, since 2001. From 1999 to 2001, he was CEO and founder of Princeton Photo Network, an entity consolidating photography studios to reduce costs. From 1994 to 1999, he was CEO and founder of Sneaker Stadium, a start up venture that expanded to 50 store locations. From 1991 to 1994, Mr. Bloom was CEO and President of Record World, and successfully turned around the 80 store retailer of music products. From October 1990 to March 1991, Mr. Bloom served as COO of Barnes & Noble bookstores, responsible for the small store division. From 1974 to 1990, Mr. Bloom was employed by Herman's World of Sporting Goods, as President and CEO from 1987 to 1990. Mr. Bloom received a B.S.E. degree from the University of Michigan in 1971 and an M.B.A. from Harvard Business School in 1974.

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

             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in connection therewith, directors, officers, and beneficial owners of more than 10% of our Common Stock are required to file on a timely basis certain reports under
Section 16 of the Exchange Act as to their beneficial ownership of our Common Stock. We believe to the best of our knowledge that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports for the year ended December 31, 2004 have been timely filed, except for the following:

Douglas Beplate's ownership reported in Item 11 below reflects corrections to previously filed ownership reports to reflect non-market dispositions of 935,093 shares in connection with a personal loan payment, 200,000 shares in connection with a settlement with a former director and officer, 185,000 shares in a divorce settlement, 30,000 shares gifted to various individuals, market sales of shares in 2004, and the acquisition of 250,000 shares on September 15, 2004 as employment compensation valued at $0.36 per share. Mr. Beplate filed a Form 4 late on March 31, 2005 reporting the acquisition of shares in September and his corrected total beneficial ownership.

Peter Clark's ownership reported in Item 11 below reflects corrections to previously filed ownership reports to reflect sales in the period from February 2004 through November 2004 of an aggregate of 70,000 shares for which he filed Form 144s but no Form 4s, as well as the acquisition of 250,000 shares on September 15, 2004 as employment compensation valued at $0.36 per share, and 75,000 shares on September 30, 2004 as bonus employment compensation valued at $0.45 per share. Mr. Clark filed a Form 4 late on March 31, 2005 reporting the acquisition of shares in September 2004 and his corrected total beneficial ownership.

Sherman Lazrus filed a Form 4 late on March 31, 2005, correcting previously filed reports by reporting non-market dispositions to various family members by gift in November 2002 for which he received no consideration.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2004, the end of our last completed fiscal year for which this report is being filed):

                                                             Long Term Compensation
                                                             ----------------------
                     Annual Compensation                       Awards           Payouts
                                             Other     Restricted
Name and                                     Annual       Stock    Options  LTIP    All other
Principal Position  Year  Salary   Bonus($) Compensation  Awards    /SARs   Payout  Compensation
------------------  ----  -------  -------  ------------  ------   -------  ------  ------------
Sherman Lazrus      2004  $     0  $      0(1)       0   $ 36,000(4)     0       0             0
Interim CEO         2003  $     0  $      0(1)       0          0        0       0             0
                    2002  $     0  $111,000(1)       0     25,000(4)     0       0             0

Douglas Beplate     2004  $96,000(2)$     0          0          0        0       0             0
President           2003  $96,000(2)$     0          0          0        0       0             0
                    2002  $96,000(2) 34,300(3)       0   $ 25,000(5)     0       0             0

(1) Mr. Lazrus received compensation during 2002 in the form of shares issued at $.37 per share (300,000 shares valued at $111,000). In 2003 or 2004, Mr.
Lazrus did not receive any salary compensation.
(2) In 2002, Mr. Beplate received $169,174 in the form of shares issued at $.20 per share representing accrued salary from 2000, 2001, and through September 30, 2002. Additional 2002 salary of $24,000 had been accrued. In 2003, Mr. Beplate received $37,000 in cash and the remaining balance was accrued. In 2004, Mr. Beplate received $46,500 in cash and $90,000 in the form of shares issued at $.36 per share representing the remaining accrued salaries from 2002, 2003 and part of 2004. Total remaining unpaid salary due to Mr. Beplate at December 31, 2004 totaled $42,237.
(3) In 2002, Mr. Beplate also received 171,500 shares issued at $.20 per share representing a bonus totaling $34,300.

(4) In 2002, Mr. Lazrus also received 100,000 shares issued at $0.20 per share as a directors fee totaling $20,000 and 25,000 shares issued at $0.20 per share for the cancellation of 100,000 stock options. These shares were valued at $5,000. In 2004, Mr. Lazrus also received 100,000 shares issued at $.36 per share as a directors fee totaling $36,000.
(5) In 2002, Mr. Beplate also received 100,000 shares issued at $0.20 per share as a directors fee totaling $20,000 and 25,000 shares issued at $0.20 per share for the cancellation of 600,000 stock options. These shares were valued at $5,000.

Compensation of Directors
-------------------------
During fiscal 2004, the Company issued a total of 400,000 shares of common stock valued at $0.36 per share, to the Company's directors for director services rendered totaling $144,000. On September 22, 2004, pursuant to a Board resolution, the Company's board approved the annual compensation to be $18,000 per director for services rendered as a member of the Board of Directors, payable in cash or an equivalent number of common shares calculated based upon the closing price of the shares on each anniversary date. The anniversary date is to be August 31st of each year. In addition, directors are reimbursed for expenses incurred in connection with their services as directors.

During fiscal 2003, directors did not receive any form of compensation for their services as directors.

The board of directors met one time in person and two times via telephone during fiscal 2004.

Committees of the Board of Directors
------------------------------------
During 2002, the board of directors established an Audit Committee with Mr. Raymond Yuan, Mr. Thomas Glenndahl and Mr. Frank Corsini as the members. The Board of Directors elected Mr. Thomas Glenndahl as the Chairman of the Audit Committee and had determined that Mr. Raymond Yuan was an "audit committee financial expert" as defined under new SEC regulations, who is independent of management of the Company. Mr. Corsini resigned as a director and member of the audit committee during March 2004. At that time, the audit committee was discontinued. The Company is not required under the law to have an audit committee. The original tasks and responsibilities of the audit committee are now performed by the entire board of directors.

Also during 2002, the board of directors established an Executive Committee with Mr. Sherman Lazrus, Mr. Thomas Glenndahl and Mr. Doug Beplate as the members. At the same time the audit committee was discontinued, the executive committee was also discontinued. The original tasks and responsibilities of the executive committee are now performed by the entire board of directors.

Code of Ethics
--------------
The Company has not adopted a Code of Ethics for its executive officers and employees because it is in the process of examining and considering one.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 18, 2005 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 34,382,348 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. Beneficial ownership numbers and calculation of % of class assume the exercise of any outstanding options and warrants and the corresponding increase in the number of outstanding shares.

Title of Class   Name and Address           Number of Shares   % of Class
--------------   ----------------           ----------------   ----------
Common           Douglas K. Beplate
                 175 Cassia Way, Suite A115
                 Henderson, NV 89014               3,630,618        10.56

Common           Peter Clark
                 175 Cassia Way, Suite A115
                 Henderson, NV 89014               1,728,524         5.03

Common           Josiah T. Austin
                 12626 Turkey Creek Road
                 Pearce, AZ 85625                  3,549,500        10.32

Securities Ownership of Officers and Directors
----------------------------------------------
Common           Douglas K. Beplate
                 President, Director               3,630,618        10.56

Common           Peter Clark
                 Secretary/Treasurer               1,728,524         5.03

Common           Dr. Raymond C.L. Yuan               335,000         0.97
                 Director

Common           Sherman Lazrus                      425,000         1.24
                 CEO, Director

Common           Steve M. Hanni                      246,451         0.72
                 Chief Financial Officer

Common           David Bloom                         100,000         0.29
                 Director

Common           Thomas Glenndahl                    430,000         1.25
                 Director

                 Total (7 persons)                 6,895,593        20.06

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following related party transactions occurred during the years ended December 31, 2004 and 2003 which are required to be disclosed pursuant to Item 404 of Regulation S-B.

Effective April 1, 2003, the Company entered into an "Agreement For Assignment of Technology" with Douglas Beplate whereby he assigned all of his rights, title and interest in various technology, patents and patent applications to the Company. This agreement is entirely separate from the original agreement entered into with Mr. Beplate during 1996. The 1996 agreement and technology transfer were for the dual rotary isolation valve and any amendments to that patent. In conjunction with the technology transfer in 1996 of the dual filtered isolation valve, the Company entered into a consulting agreement with Mr. Beplate to continue developing the Respaide product including market validation, testing, approval, molds and ongoing marketing. This new agreement effective April 1, 2003 reflects the purchase of technologies related to hydrophobic and hydrophilic filtration used in a BVM setting which was developed by Mr. Beplate outside of his Respaide consulting agreement and before he became an officer or director of the Company, the rescission of the 5% royalty included in the original agreement on the Respaide technology, and the license of nanocoatings on any filter configuration for environmental masks and any other application for United States military use only. The nanocoatings technology was also developed by Mr. Beplate outside of his Respaide consulting agreement and before he became an officer or director of the Company. The asset recorded on the initial purchase of the technology was valued at $975,000 and paid for in cash to the extent of $130,000 and the number of shares deemed equal to the remaining value. In determining this value, the members of the Board of Directors of the Company used their best business judgment to estimate the future income potential of the acquired technology. This determination was made through an analysis of the potential applications of the hydrophobic hydrophilic filtration technology and the identifiable likely markets surrounding the technology. These potential applications at the time included the environmental mask, the ability to take the technology into numerous industries and applications such as healthcare, military, non-profit, and commercial segments, governmental use as it relates to biochemical protection, and many other potential applications of the nanotechnology. Based upon the preliminary market analysis and potential sales and marketing strategies included in a draft business plan and discussed with the board of directors, the board determined and concluded that the future market potential of the acquired technology likely exceeded the $975,000 consideration to be paid to Mr. Beplate. The 3,250,000 shares of outstanding common stock issued to the officer were valued at $0.26 per share, the market value on the date of issuance. As part of the new agreement, the officer was also to receive a 1% royalty on the gross sales of any and all products utilizing the technology. During June 2004, Mr. Beplate assigned this 1% royalty to a separate company. Royalties of $895 were paid pursuant to this agreement for the year ended December 31, 2004.

Stock Options
-------------
During 2001, the Company modified 600,000 vested options of various officers and directors of the Company originally accounted for as fixed stock options and originally expiring on various dates between December 2001 and December 2003 to (i) reduce the exercise price to $0.49 per share (a price above the current market price of the Company's stock on the date of modification), and
(ii) extend the expiration date to June 28, 2004. Accordingly, these options originally were to be accounted for as variable stock options from the date of the modification. The Company did not incur any compensation expense during 2004 or 2003 under these variable stock options. Under variable stock options, the Company could incur additional compensation expense in the future arising from the excess of the fair market value of the Company's stock over the exercise price of the related options. 400,000 of the 600,000 modified stock options were later cancelled during 2002 and the remaining 200,000 expired unexercised during 2004.

Stock Issuances to Related Parties
----------------------------------

On September 30, 2004, the Company issued 1,293,556 shares of common stock in lieu of outstanding debt and other services rendered and to be rendered as follows:

 - 250,000 shares to the Company's President, Doug Beplate, for past due wages;
 - 325,000 shares to the Company's Secretary/Treasurer, Peter Clark, for past due wages and other services rendered;
 - 318,556 shares to the Company's Chief Financial Officer, Steve Hanni, for past due wages and for future compensation of $66,000 as of December 31, 2004; and
 - 400,000 shares to the Company's directors for past board service.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                     Page
-----------------                                                     ----
Report of Independent Registered Public Accounting
 Firm - Piercy Bowler Taylor & Kern                                     34
Balance Sheet as of December 31, 2004                                   35
Statements of Operations for the years ended December 31,
 2004 and 2003                                                          36
Statements of Stockholders' Equity (Deficiency)                         37
Statements of Cash Flows for the years ended December 31,
 2004 and 2003                                                          39
Notes to the Financial Statements                                       41

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

On October 4, 2004, the Company filed a Current Report on Form 8-K with the Commission describing the sale of shares and warrants in a private placement transaction to accredited investors (see Liquidity and Capital Resources above).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 9(c) of Schedule 14A

On June 19, 2003, the Company engaged Piercy Bowler Taylor & Kern to act as its independent certified public accountant. Piercy Bowler Taylor & Kern replaced PricewaterhouseCoopers, LLP, who resigned on May 21, 2003.

  1) Audit Fees - The aggregate fees billed us to date for fiscal year 2004 for professional services rendered by Piercy Bowler Taylor & Kern for the audit of our annual financial statements and review of our quarterly financial
statements was approximately $37,500.   The aggregate fees billed for the
fiscal year 2003 for professional services rendered by Piercy Bowler Taylor & Kern for the audit of our financial statements and review of our quarterly financial statements was $41,600. The aggregate fees billed by PricewaterhouseCoopers, LLP for the review of our quarterly financial statements for the period ended March 31, 2003 was $4,000.

  2) Audit-Related Fees - The aggregate fees billed us for fiscal years 2004 and 2003 for professional services rendered by Piercy Bowler Taylor & Kern for other professional services rendered such as the review of the Company's S-2 registration statement and S-8 filings was $6,150 and $2,400, respectively. The aggregate fees billed by PricewaterhouseCoopers LLP for these types of services rendered during 2004 and 2003 was $17,500 and $13,000, respectively.

  3) Tax Fees - None
  4) All Other Fees - None
                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   EMERGENCY FILTRATION PRODUCTS, INC.

March 30, 2005                      By /S/Douglas K. Beplate
                                    Douglas K. Beplate, President

March 30, 2005                      By /S/Steve M. Hanni
                                    Steve M. Hanni, Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signature               Title                               Date
---------               -----                               ----
/S/Sherman Lazrus       Chairman, Chief Executive Officer   March 30, 2005
/S/Douglas K. Beplate   President, Director                 March 30, 2005
/S/Raymond C.L. Yuan    Director                            March 30, 2005
/S/Thomas Glenndahl     Director                            March 30, 2005
/S/David Bloom          Director                            March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Emergency Filtration Products, Inc.
Henderson, Nevada

We have audited the accompanying balance sheet of Emergency Filtration Products, Inc. (the Company) as of December 31, 2004, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, its financial position as of December 31, 2004, and the results of its operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred losses resulting in a working capital deficiency and an operating deficit, and its ability to pay its obligations when due and to continue operations is dependent upon its ability to develop and sell its products through potential distribution agreements or obtain additional equity financing, if needed. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/
Piercy Bowler Taylor & Kern
Certified Public Accountants and Business Advisors
Las Vegas, Nevada

February 4, 2005

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheet
As of December 31, 2004

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                      $    438,151
 Accounts receivable, net of allowance for doubtful                    8,071
  accounts of $8,500
 Prepaid expenses and other                                           40,342
 Inventory                                                           183,275
                                                                 -----------
                                                                     669,839
                                                                 -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $182,835                                                          66,181
                                                                 -----------
OTHER ASSETS
 Patents and acquired technology, net of accumulated
  amortization of $143,097                                           971,689
 Deposits and other assets                                             3,462
                                                                 -----------
                                                                     975,151
                                                                 -----------
                                                                $  1,711,171
                                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable - unrelated parties                           $     36,522
 Accounts payable - related parties                                  168,972
 Accrued expenses                                                     89,761
 Notes payable                                                        25,479
                                                                 -----------
                                                                     320,734
                                                                 -----------
STOCKHOLDERS' EQUITY
 Common stock, par value $0.001 per share; authorized 50,000,000
  shares; 33,687,848 shares issued and outstanding                    33,688
 Additional paid-in capital                                       11,210,673
 Deferred compensation                                               (68,000)
 Accumulated other comprehensive income                               (7,910)
 Deficit                                                          (9,778,014)
                                                                 -----------
                                                                   1,390,437
                                                                 -----------
                                                                $  1,711,171
                                                                 ===========



The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Years Ended December 31, 2004 and 2003

                                                      2004          2003
                                                   -----------   -----------
NET SALES                                         $    405,831  $    764,025
                                                   -----------   -----------
COSTS AND EXPENSES

 Cost of sales                                         261,941       495,368
 Depreciation and amortization                         110,161        84,770
 Research and development                                    -         8,961
 General and administrative                          1,594,482       829,762
                                                   -----------   -----------
                                                     1,966,584     1,418,861
                                                   -----------   -----------
LOSS FROM OPERATIONS                                (1,560,753)     (654,836)
                                                   -----------   -----------
OTHER INCOME (EXPENSE)

 Interest income                                             -            38
 Interest expense                                      (44,480)      (51,657)
                                                   -----------   -----------
                                                       (44,480)      (51,619)
                                                   -----------   -----------
NET LOSS                                          $ (1,605,233) $   (706,455)
                                                   ===========   ===========
BASIC AND DILUTED LOSS PER SHARE                  $      (0.06) $      (0.03)
                                                   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                          29,110,478    24,231,565
                                                   ===========   ===========









The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Stockholders' Equity (Deficiency)
For the Years Ended December 31, 2004 and 2003

                                                                         Accumulated                  Total
                                                Additional    Deferred     other                   stockholders'
                             Common Stock         paid-in      compen-  comprehensive                 equity
                         Shares      Dollars      capital      sation      income       Deficit    (deficiency)
                       ----------   ----------   ----------   ---------   ----------   ----------   -----------
Balances, Jan 1, 2003  17,448,700  $    17,449  $ 7,223,536           -            -  $(7,466,326) $   (225,341)

Common stock issued
 for services and in
 settlement of debt at
 $0.22 per share          636,000          636      139,284           -            -            -       139,920

Common stock issued
 pursuant to private
 placements at $0.18
 per share, net of
 related offering costs 4,668,483        4,668      730,307           -            -            -       734,975

Common stock issued
 pursuant to a stock
 exchange agreement
 at $0.11 per share       400,000          400       41,600           -            -            -        42,000

Common stock issued
 pursuant to a private
 placement at $0.40 per
 share, net of related
 offering costs           750,000          750      234,250           -            -            -       235,000

Common stock issued for
 services rendered
 valued at $0.63
 per share                 93,334           93       58,707           -            -            -        58,800

Common stock issued to
 acquire rights to
 certain technology
 and patents from a
 related party valued
 at $0.26 per share     3,250,000        3,250      841,750           -            -            -       845,000

Unrealized foreign
 exchange gain                  -            -            -           -  $     1,860            -         1,860

Net loss for 2003               -            -            -           -            -     (706,455)     (706,455)
                       ----------   ----------   ----------   ---------   ----------   ----------   -----------
Balances, Dec 31, 2003 27,246,517  $    27,246  $ 9,269,434           -  $     1,860  $(8,172,781) $  1,125,759
                       ----------   ----------   ----------   ---------   ----------   ----------   -----------



The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Stockholders' Equity (Deficiency)(Continued)
For the Years Ended December 31, 2004 and 2003

                                                                         Accumulated                  Total
                                                Additional    Deferred     other                   stockholders'
                             Common Stock         paid-in      compen-  comprehensive                 equity
                         Shares      Dollars      capital      sation      income       Deficit    (deficiency)
                       ----------   ----------   ----------   ---------   ----------   ----------   -----------
Balances, Dec 31, 2003 27,246,517  $    27,246  $ 9,269,434           -  $     1,860  $(8,172,781) $  1,125,759

Common stock issued in
 exercise of warrants
 at prices ranging
 from $0.25 to $0.50
 per share                906,775          907      270,474           -            -            -       271,381

Common stock and
 warrants issued
 pursuant to a private
 placement at $0.25
 per share, net of
 related offering
 costs of $119,250      3,000,000        3,000      627,750           -            -            -       630,750

Common stock issued to
 directors for services
 rendered valued at
 $0.36 per share          400,000          400      143,600           -            -            -       144,000

Common stock issued to
 officers in lieu of
 past due wages and
 bonuses valued at
 $0.36 per share          630,556          631      226,369           -            -            -       227,000

Common stock issued for
 services rendered and
 for services to be
 rendered at prices
 ranging from $0.36
 to $0.45 per share     1,404,000        1,404      628,146  $  (68,000)           -            -       561,550

Common stock issued to
 acquire additional
 rights to certain
 technology valued
 at $0.45 per share       100,000          100       44,900           -            -            -        45,000

Unrealized foreign
 exchange loss                  -            -            -           -       (9,770)           -        (9,770)

Net loss for 2004               -            -            -           -            -   (1,605,233)   (1,605,233)
                       ----------   ----------   ----------   ---------   ----------   ----------   -----------

Balances, Dec 31, 2004 33,687,848  $    33,688  $11,210,673  $  (68,000) $    (7,910) $(9,778,014) $  1,390,437
                       ==========   ==========   ==========   =========   ==========   ==========   ===========



The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003

                                                      2004          2003
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $ (1,605,233) $   (706,455)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation                                           38,257        29,941
 Amortization of intangibles                            71,904        54,829
 Loss on vacating lease                                  8,674             -
 Bad debts                                              22,780           533
 Common stock issued for services                      702,550       187,720
Changes in operating assets and liabilities:
 Accounts receivable                                   (17,476)         2,228
 Prepaid expenses and other                             77,140        49,192
 Inventory                                                (835)     (123,058)
 Deposits                                                8,268        (8,268)
 Accounts payable - unrelated and related parties      163,332       202,741
 Accrued expenses                                       (2,071)       61,217
                                                   -----------   -----------
   Net Cash Used In Operating Activities              (532,710)     (249,380)
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                        -       (95,283)
Patent and technology costs                                  -      (133,943)
                                                   -----------   -----------
   Net Cash Used In Investing Activities                     -      (229,226)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of stock                    902,131     1,011,975
Repayments of advances from shareholders                     -      (344,070)
Repayments on notes payable                            (70,001)      (64,082)
                                                   -----------   -----------
   Net Cash Provided By Financing Activities           832,130       603,823
                                                   -----------   -----------
EFFECT OF CURRENCY EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                          (9,770)        1,860
                                                   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS              289,650       127,077

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         148,501        21,424
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR          $    438,151  $    148,501
                                                   ===========   ===========



The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows (Continued)
For the Years Ended December 31, 2004 and 2003


                                                      2004          2003
                                                   -----------   -----------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
 Interest                                         $      2,781  $      4,397

Non-Cash Investing and Financing Activities
 Common stock issued for services                 $    278,010  $    187,720
 Common stock issued for deferred compensation    $     68,000  $          -
 Common stock issued to reduce accounts payable $ 230,000 $ 56,325 Common stock issued for patent rights and
  acquired technology                             $     45,000  $    845,000
 Non-cash reduction in note payable               $          -  $     14,799
 Deferred costs financed with debt                $     59,600  $     72,489



The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE 1   NATURE OF BUSINESS AND GOING CONCERN

Nature of business

Emergency Filtration Products, Inc. (the "Company") engages in the development, production and sale of emergency respiration equipment and related products.

Going concern

The Company's financial statements are prepared using accounting principles generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred negative cash flow from operations and significant losses, which have resulted in a deficit of $9,778,014 at December 31, 2004.

In late 2004, the Company was awarded a grant from the U.S. military to develop a testing protocol for its filter media. The funds from this grant will be paid directly to the testing facility during 2005 as the testing for the Company's nano-enhanced filter media is completed.

The Company has been able to raise additional funds during 2004 totaling approximately $900,000 through the issuance of additional common shares and through the exercise of outstanding warrants in order to raise the necessary capital to sustain operations until revenues are adequate to cover the costs. These funds have been used to retire previously outstanding debt and for ongoing working capital.

Consequently, the Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which, as explained below, include a) continued product development efforts, b) continuing efforts to increase its product sales in the U.S. and internationally, and c) obtain additional equity financing, if needed.

It is management's intent to seek to create additional revenues through the development and sales of its emergency respiration equipment and its environmental masks. Throughout 2004, the Company had been in discussions with a large Asian multinational company, involved in chemical and related businesses, including air filtration, that had shown interest in a possible distribution agreement for the Company's air filter products and technologies in Japan. During October 2004, the Company announced that this large Asian company obtained a Certificate of Import and a Certificate of Sale from the Koseisho (the Japanese Ministry of Health and Welfare, akin to the United States Food and Drug Administration) to immediately begin importing and selling certain of the Company's emergency respiration products in Japan. On December 28, 2004, the Company entered into an exclusive, long-term agreement with this large Asian company whereby the Asian company will distribute certain of the Company's products in Japan. The agreement terminates on May 31, 2008, but can be extended for an additional three-year period. The agreement also allows for the Asian company to form sub-distribution agreements with other medical product companies, with the Company's approval, to promote the sale of the Company's products in Japan.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE 1   NATURE OF BUSINESS AND GOING CONCERN

Going concern (continued)

Management can offer no assurance with respect to its ability to create additional revenues, obtain additional equity financing, if needed, or otherwise execute its long-term business plans. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory

Raw materials and finished goods are stated at the lower of cost (on a first-
in, first-out basis) or market.   The inventory at December 31, 2004, consists
of raw materials used in the assembly and production of the emergency respiration equipment and environmental masks produced in Taiwan. The cost of work-in-process and finished goods include raw materials and direct labor.

Inventory at December 31, 2004 is as follows:

Raw materials                                   $   76,361
Work-in-process                                     92,687
Finished goods                                      14,227
                                                ----------
                                                $  183,275
                                                ==========
Patents and acquired technology costs

Amortization is computed over an estimated economic useful life of 15 years. Management reviews the carrying value of these assets annually for evidence of impairment and considers, based on its current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence, whether any write-downs should be taken or whether the estimated useful lives should be shortened (Note 3).

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts. Actual results could differ from those estimates.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives of 3 to 7 years.

Basic and diluted loss per share

The computation of basic and diluted loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Common stock equivalents, consisting of 4,633,550 and 2,655,000 stock options and warrants at December 31, 2004 and 2003, respectively, have not been included in the calculation as their effect is antidilutive for the periods presented. Basic and diluted loss per share are, therefore, equal.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable, collectibility is reasonably assured and delivery has occurred. As such, the Company recognizes revenue for its products generally when the product is shipped and title passes to the buyer. There are no multi-deliverables or product warranties requiring accounting recognition.

Equity securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities based on market trading on the date of issuance.

Stock options

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. However, there were no options granted during the years ended December 31, 2004 or 2003.

In December 2004, the FASB issued Statement of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that the use of APB Opinion No. 25 be discontinued and that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. The Company will implement the revised standard prospectively in the third quarter of fiscal year 2005, without any retroactive effect or cumulative adjustment.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE 3   PATENTS AND ACQUIRED TECHNOLOGY

The Company has an agreement with its President by which it acquired rights to certain intellectual property, including title to the patent on a component of an emergency CPR assistance device called a dual filtered rotary isolation valve. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. In conjunction with the technology transfer of the dual filtered isolation valve, the Company also has a consulting agreement with this individual to continue developing the product including market validation, testing, approval, molds and ongoing marketing.

Effective April 1, 2003, the Company entered into another agreement with its President whereby the President assigned all of his rights, title and interest in various technology, patents and patent applications to the Company. This new agreement reflects the purchase of additional technologies related to hydrophobic and hydrophilic filtration, which was developed by this individual outside of his previous consulting agreement and before he became an officer or director of the Company, and the license of nanocoatings on any filter configuration for environmental masks and any other application for US military use only. The nanocoatings technology was also developed by this individual outside of his consulting agreement and before he became an officer or director of the Company. The asset recorded on the initial purchase of the technology was valued at $975,000 and paid for in cash to the extent of $130,000 and 3,250,000 shares of common stock valued at $0.26 per share. The President is also to receive a 1% royalty on the gross sales of any and all products utilizing the technology. During June 2004, the Company's President assigned this 1% royalty to a separate company. Royalties of $895 were paid pursuant to this agreement for the year ended December 31, 2004. No royalties were paid or accrued pursuant to this agreement for the year ended December 31, 2003.

In a prior year, the Company acquired from an unrelated party rights to a BVM Bag invention, a portable emergency safety resuscitator, for 20,000 shares of restricted common stock then valued at $20,000 (or $1.00 per share which represented the market value of the shares on the date of issuance). Pursuant to the related agreement, as subsequently amended, the Company was conditionally obligated to issue an additional 100,000 shares of restricted common stock to the assignor of the technology once the products associated with the BVM Bag technology were fully developed and ready for manufacture and market. The remaining 100,000 shares were issued to the assignor of the technology during September 2004, valued at $0.45 per share, since it was determined that the products were fully developed and ready for manufacuture and market. In the event the Company is sold or merged with another entity, the assignor shall receive an additional 50,000 shares of restricted shares or participate as a member of the negotiating team concerning the sale or merger for the purpose of negotiating a royalty on the patent, not to be less than 2.5% of gross sales of the patented product.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties is comprised of advances from shareholders, employees, and officers and accrued wages and expense reimbursements due to various officers and employees. Amounts are non-interest bearing, unsecured and due on demand.

Balance, January 1, 2004                 $  213,707
Advances and wage accruals                  341,265
Repayments through common stock issuances  (220,500)
Repayments with cash                       (165,500)
                                         ----------
Balance, December 31, 2004               $  168,972
                                         ==========
NOTE 5 - STOCK OPTIONS

A summary of the status of the Company's stock options as of December 31, 2004 and 2003, and changes during the years then ending, are presented below:

                                             Weighted      Weighted
                                              average       average
                                             exercise     grant date
                               Options         price      fair value
                              -----------   -----------   -----------
Outstanding, December 31, 2002  2,245,000   $      0.64   $         -
Expired/Canceled               (1,485,000)         0.75             -
                              -----------   -----------   -----------

Outstanding, December 31, 2003    760,000          0.52             -
Expired/Canceled                 (760,000)         0.52             -
                              -----------   -----------   -----------
Outstanding, December 31, 2004          -   $         -   $         -
                              ===========   ===========   ===========

During 2004 and 2003, 1,485,000 and 760,000 stock options, respectively, exercisable at prices ranging from $1.00 to $0.75 expired unexercised.

No options were issued or exercised during 2004 or 2003.

NOTE 6 - STOCK TRANSACTIONS FOR 2004 AND 2003

During the year ended December 31, 2004, the Company issued 906,775 shares of common stock through the exercise of common stock warrants at prices ranging from $0.25 to $0.50 per share, for total proceeds of $271,381.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE 6 - STOCK TRANSACTIONS FOR 2004 AND 2003 (Continued)

Also during September 2004, the Company entered into various subscription agreements with three separate accredited investors, pursuant to an offering conducted under Rule 506 of Regulation D, as promulgated under the Securities Act of 1933. In connection with the offering, the Company sold 3,000,000 shares of common stock at a purchase price of $0.25 per share, pursuant to which the Company received gross proceeds of $750,000. In connection with this offering, the Company also issued (i) Class A Warrants for the purchase of 3,600,000 shares of common stock; and (ii) Class B Warrants for the purchase of 2,000,000 shares of common stock. The Class A Warrants are exercisable at $0.30 per share for a two year period. The Class B Warrants were exercisable at $.001 per share 120 days after the date of closing for a period of five years. However, the Class B Warrants were to expire in the event that the Company provides the investors within 120 days from the issue date of the Class B Warrants with validation and acknowledgment, in the form of a letter or statement from the United States Department of Defense, that the Company's products are approved for military use and/or can be used in military applications. Subsequent to December 31, 2004, this validation and acknowledgment was obtained and the 2,000,000 Class B warrants were cancelled. The Company was obligated to register the shares of common stock issued and the shares issuable upon the exercise of the warrants as part of an S-2 registration statement, which was filed on October 29, 2004, and became effective on November 12, 2004. As part of this transaction, the Company paid $75,000 in cash and issued warrants to a finder for the purchase of 600,000 shares of common stock exercisable at $0.30 per share for two years. The Company also paid escrow and related transaction expenses of $44,250.

On September 30, 2004, the Company issued an additional 1,055,556 shares of common stock in lieu of cash payment of outstanding debt as follows:

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE 6 - STOCK TRANSACTIONS FOR 2004 AND 2003 (Continued)

On September 15, 2004, the Company adopted the 2004 Stock Option and Award Plan (the "Plan") under which options to acquire the Company's common stock or bonus stock may be granted from time to time to employees, including officers and directors and/or subsidiaries. In addition, at the discretion of the board of directors or other administrator of the Plan, options to acquire common stock or bonus stock may from time to time be granted under the Plan to other individuals who contribute to the Company's success or to the success of the Company's subsidiaries but who are not employees. A total of 2,500,000 shares of common stock may be subject to, or issued pursuant to, options or stock awards granted under the terms of the Plan. As of December 31, 2004, 1,479,000 shares of the Company's common stock were issued pursuant to the Plan for the services of various individuals to the Company. The 1,479,000 shares issued were recorded at the fair market value of the shares on the date of issuance which was $0.45 per share for a total of $665,550. Of this amount, $552,550 was charged to compensation expense, $45,000 was capitalized as patent and acquired technology costs related to one of the Company's developing products, and $68,000 remains as deferred compensation to be charged to expense in a future period when the services are provided.

On February 20, 2003, the Company issued 636,000 shares of common stock pursuant to an S-8 registration valued at $0.22 per share (equal to the market value on the date of issuance) for legal and outside accounting and managerial consulting services rendered valued at $128,920 and in payment of certain accounts payable totaling $11,000.

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE 6 - STOCK TRANSACTIONS FOR 2004 AND 2003 (continued)

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE 6 - STOCK TRANSACTIONS FOR 2004 AND 2003 (continued)

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

NOTE 7 - STOCK WARRANTS OUTSTANDING

As discussed in Note 6, the Company has granted warrants to purchase common stock in conjunction with certain stock issuances for cash. A summary of the status of the Company's stock warrants as of December 31, 2004 and 2003, and changes during the years then ending, are presented below:

                                             Weighted      Weighted
                                              average       average
                                             exercise     grant date
                               Options         price      fair value
                              -----------   -----------   -----------
Outstanding, December 31, 2002          -   $         -   $         -
Granted                         1,940,325          0.30             -
                              -----------   -----------   -----------

Outstanding, December 31, 2003  1,940,325          0.30             -
Granted                         3,600,000          0.30             -
Exercised                        (906,775)         0.30             -
                              -----------   -----------   -----------
Outstanding, December 31, 2004  4,633,550   $      0.30   $         -
                              ===========   ===========   ===========

The outstanding warrants at December 31, 2004 are as follows:

               Number of           Exercise               Expiration
               warrants             price                    date
            -------------        ------------            ------------

                  100,000        $       0.25          April 11, 2006
                  707,300                0.25          April 23, 2006
                  226,250                0.50          May 27, 2006
                3,600,000                0.30          September 30, 2006

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE 8 - INCOME TAXES

At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6,050,000 that may be offset against future taxable income. These operating loss carryforwards expire in the years 2011 through 2024. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 34% as follows:
                                                 2004         2003
                                             -----------   -----------
Income tax benefit at statutory rate         $   545,779   $   240,195
Adjustment for differences in
  amortization of patent and acquired
  technology costs                               (19,408)            -
Adjustment for depreciation differences           (9,083)            -
Adjustment for nondeductible expenses
  from common stock issued for
  services                                      (129,965)      (63,825)
                                             -----------   -----------
                                                 387,323       176,370
                                             -----------   -----------
Change in valuation allowance                   (387,323)     (176,370)
                                             -----------   -----------
                                             $         _   $         _
                                             ===========   ===========

Deferred tax assets (liabilities) are comprised of the following at December 31, 2004:

Operating loss carryforwards                    $2,050,000
Less valuation allowance                        (2,050,000)
                                                ----------
Net deferred tax assets                         $        -
                                                ==========