Form 10QSB
period 2005-03-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2005-05-16
CIK 1088213

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

At March 31, 2005, there were outstanding 34,407,348 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                  PART I

                             FINANCIAL INFORMATION

                                  Item 1.

                             FINANCIAL STATEMENTS
                                 (UNAUDITED)

     TABLE OF CONTENTS
                                                                 Page
                                                                 ----

Part I Financial Information

Item 1. Financial Statements

Balance Sheets
March 31, 2005 (Unaudited) and December 31, 2004.............      3

Statements of Operations (Unaudited)
For the three months ended March 31, 2005 and 2004...........      4

Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2005 and 2004...........      5

Notes to the Financial Statements............................      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................     9

Item 3. Controls and Procedures...............................     13

Part II Other Information

Item 1. Legal Proceedings.....................................     14

Item 2. Unregistered Sales of Equity Securities
        and Use of Proceeds...................................     14

Item 3. Defaults by the Company on its
        Senior Securities ....................................     14

Item 4. Submission of Matter to a Vote
        Of Security Holders ..................................     14

Item 5. Other Information .....................................    14

Item 6. Exhibits ..............................................    15

Signatures.....................................................    15

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
March 31, 2005 and December 31, 2004
                                                    March 31,    December 31,
                                                      2005          2004
                                                   -----------   -----------
ASSETS                                             (Unaudited)

CURRENT ASSETS
 Cash and cash equivalents                        $    461,821  $    438,151
 Accounts receivable, net of an allowance for
  doubtful accounts of $8,500 and $8,500,
  respectively                                           8,021         8,071
 Prepaid expenses and other                             25,982        40,342
 Inventory                                             188,843       183,275
                                                   -----------   -----------
                                                       684,667       669,839
                                                   -----------   -----------
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $191,307 and $182,835,
 respectively                                           98,019        66,181
                                                   -----------   -----------
OTHER ASSETS
 Patents and acquired technology, net of
  accumulated amortization of $161,677 and
  $143,097, respectively                               953,110       971,689
 Deposits and other assets                               3,462         3,462
                                                   -----------   -----------
                                                       956,572       975,151
                                                   -----------   -----------
                                                  $  1,739,258   $ 1,711,171
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable - unrelated parties             $     41,145   $    36,522
 Accounts payable - related parties                    183,207       168,972
 Accrued expenses                                       90,267        89,761
 Notes payable                                           9,405        25,479
                                                   -----------   -----------
                                                       324,024       320,734
                                                   -----------   -----------
STOCKHOLDERS' EQUITY
 Common stock, par value $0.001; authorized
  50,000,000 shares; 34,407,348 and
  33,687,848 shares issued and outstanding,
  respectively                                          34,407        33,688
 Additional paid in capital                         11,423,579    11,210,673
 Deferred compensation                                 (60,000)      (68,000)
 Accumulated other comprehensive income                   (577)       (7,910)
 Deficit                                            (9,982,175)   (9,778,014)
                                                   -----------   -----------
                                                     1,415,234     1,390,437
                                                   -----------   -----------
                                                   $ 1,739,258   $ 1,711,171
                                                   ===========   ===========




The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

                                                       2005          2004
                                                   -----------   -----------
NET SALES                                         $     19,969  $    260,761
                                                   -----------   -----------
COSTS AND EXPENSES

 Cost of sales                                          12,414       182,779
 Selling, general and administrative                   210,730       256,699
                                                   -----------   -----------
                                                       223,144       439,478
                                                   -----------   -----------
LOSS FROM OPERATIONS                                  (203,175)     (178,717)

Interest expense                                          (986)      (42,318)
                                                   -----------   -----------
NET LOSS                                          $   (204,161) $   (221,035)
                                                   ===========   ===========
BASIC AND DILUTED LOSS PER SHARE                  $      (0.01) $      (0.01)
                                                   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                34,104,565    27,265,517
                                                   ===========   ===========
























The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
                                                       2005          2004
                                                   -----------   -----------
Net loss                                          $   (204,161) $   (221,035)
Adjustments to reconcile net loss to net
cash used in operating activities:
 Depreciation and amortization                          26,811        29,072
 Common stock issued for services                        8,000             -
Changes in operating assets and liabilities:
 Accounts receivable                                        49      (253,056)
 Prepaid expenses and other                             14,360        26,321
 Inventory                                              (5,568)       41,526
 Accounts payable, including to
  related parties                                       18,329       214,642
 Accrued expenses                                          506        35,687
                                                   -----------   -----------
  Net Cash Used In Operating Activities               (141,674)     (126,843)
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment                 (39,540)            -
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                          213,625             -
 Repayments on notes payable                           (16,074)      (17,940)
                                                   -----------   -----------
  Net Cash Provided by (Used In)
   Financing Activities                                197,551       (17,940)
                                                   -----------   -----------
EFFECT OF CURRENCY EXCHANGE RATE CHANGES
 ON CASH AND CASH EQUIVALENTS                            7,333         6,774
                                                   -----------   -----------
NET INCREASE (DECREASE)IN CASH AND
 CASH EQUIVALENTS                                       23,670      (138,009)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       438,151       148,501
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    461,821  $     10,492
                                                   ===========   ===========
















The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
March 31, 2005 and December 31, 2004

NOTE 1 - BASIS OF PRESENTATION

The interim financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004, from which the balance sheet information as of that date is derived. In the opinion of management, these interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 - LOSS PER SHARE

Following is information relative to the computation of basic and diluted loss per share for the three months ended March 31, 2005 and 2004:

                                     For the Three Months Ended
                                               March 31,
                                          2005          2004
                                      -----------   -----------

Net loss                             $   (204,161) $   (221,035)
                                      ===========   ===========
Weighted average shares                34,104,565    27,265,517
                                      ===========   ===========
Basic and diluted loss per share    $       (0.01) $      (0.01)
                                      ===========   ===========

Weighted average shares issuable upon the exercise of stock warrants were not included in the foregoing calculations because they are antidilutive.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
March 31, 2005 and December 31, 2004

NOTE 3 - GOING CONCERN CONTINGENCY

The Company's financial statements are prepared using accounting principles generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred negative cash flow from operations and significant losses, which have resulted in a deficit of $9,982,175 at March 31, 2005.

Consequently, the Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which, as explained below, include a) continued product development efforts, b) continuing efforts to increase its product sales in the U.S. and internationally, and c) obtain additional equity financing, if needed.

In late 2004, the Company was awarded a grant from the U.S. military to develop a testing protocol for its filter media. The funds from this grant will be paid directly to the testing facility during mid-2005 as the testing for the Company's nano-enhanced filter media is completed.

The Company has been able to raise additional funds during the three months ended March 31, 2005 totaling $213,625 through the exercise of outstanding warrants in order to raise the necessary capital to sustain operations until revenues are adequate to cover the costs. These funds have been used to retire previously outstanding debt, to acquire additional molds for its products and for ongoing working capital.

Throughout 2004 and early 2005, the Company had been in discussions with a large Asian multinational company, involved in chemical and related businesses, including air filtration, that had shown interest in a possible distribution agreement for the Company's air filter products and technologies in Japan. During October 2004, the Company announced that this large Asian company obtained a Certificate of Import and a Certificate of Sale from the Koseisho (the Japanese Ministry of Health and Welfare, akin to the United States Food and Drug Administration) to immediately begin importing and selling certain of the Company's emergency respiration products in Japan. On December 28, 2004, the Company entered into an exclusive, long-term agreement with this large Asian company whereby the Asian company will distribute certain of the Company's products in Japan, once their final assessment of the overall market for the products is completed. Initial orders under this distribution agreement are expected to occur during the second quarter of 2005. The agreement terminates on May 31, 2008, but can be extended for an additional three-year period. The agreement also allows for the Asian company to form sub-distribution agreements with other medical product companies, with the Company's approval, to promote the sale of the Company's products in Japan.

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
March 31, 2005 and December 31, 2004

NOTE 4 - STOCK WARRANTS OUTSTANDING

The Company has granted warrants to purchase common stock in conjunction with certain stock issuances for cash. A summary of the status of the Company's stock warrants as of March 31, 2005 and December 31, 2004, and changes during the three months then ended, are presented below:

                                             Weighted      Weighted
                                              average       average
                                             exercise     grant date
                               Warrants        price      fair value
                              -----------   -----------   -----------
Outstanding, December 31, 2004  4,633,550   $      0.30   $         -
Exercised                        (719,500)         0.30             -
                              -----------   -----------   -----------
Outstanding, March 31, 2005     3,914,050   $      0.30   $         -
                              ===========   ===========   ===========

The outstanding warrants at March 31, 2005 are as follows:

               Number of           Exercise               Expiration
               warrants             price                    date
            -------------        ------------            ------------

                  100,000        $       0.25          April 11, 2006
                  662,800                0.25          April 23, 2006
                  226,250                0.50          May 27, 2006
                2,925,000                0.30          September 30, 2006

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

Results of Operations
---------------------
Three Months Ended March 31, 2005 compared with 2004
----------------------------------------------------
Revenues: During the three months ended March 31, 2005, the Company reported a decrease in revenues compared to the three months ended March 31, 2004 of approximately $240,000 or 92% primarily due to the reduction in sales of the environmental masks. This reduction in sales of the environmental masks was due to the gradual decline in the demand for the masks in the Asian markets and increased competition. However, the Company expects the demand for the environmental masks to increase in the near future due to continuing virus outbreaks in the Far East such as SARS and Avian Influenza (Bird Flu) and has started to receive numerous orders for the environmental masks during April 2005. The Company has also recently started production of additional environmental masks in order to have sufficient inventory to cover the expected demand for this product in the near future. In addition, on March 28, 2005, the Company entered into a non-exclusive distribution agreement with a California based company to distribute the Company's environmental masks to both retail and wholesale market segments in the United States and internationally. The distributor is expected to launch a marketing campaign for the product and seek retail outlets throughout the country (see also Liquidity and Capital Resources below).

Revenues have also been generated in 2005 and 2004 in part from the sale of the emergency CPR assistance device. Sales for this product have remained relatively constant over the past year or two, although the Company expects that revenues for this product will increase in the near future.

Additionally, the Company generated revenues in 2005 and 2004 related to Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. and foreign governments and militaries. Revenues related to governmental orders of Superstat remained relatively constant for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. In addition to competition from other companies that may offer alternative products, governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military.

Cost of Sales: During the three months ended March 31, 2005, the Company reported a decrease in cost of sales of $170,365 or approximately 93% compared to the three months ended March 31, 2004, which is commensurate with the decrease in revenues for the same period. Costs as a percentage of sales were 62% for the three months ended March 31, 2005 compared to 70% for the three months ended March 31, 2004. The Company expects costs as a percentage of sales to be approximately 62% to 66% in the future unless significant changes occur in the cost of materials. Costs as a percentage of sales is expected to be slightly less than in the past due to the expected increase in sales in foreign markets and the corresponding reduced costs overall in those markets. The significant components of the Company's cost of sales include actual product cost, including outsourced manufacturing and packaging, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: During the three months ended March 31, 2005, the Company reported a decrease in general and administrative expenditures of $43,708 or approximately 19% compared to the three months ended March 31, 2004, primarily due to the decrease in salaries and wages and other operating costs associated with the manufacturing facility in Taiwan.

The Company issued no shares of common stock for services rendered to outside consultants and lawyers during the three months ended March 31, 2005 or 2004. The Company has recently retained a consultant who will serve as Director of Manufacturing and expects to, in the near future, incur additional operating costs related to hiring marketing personnel for the increased business that is expected during 2005 related to the Itochu agreement as described below in the Liquidity and Capital Resources section. The significant components of our operating expenses include salaries and wages, consulting and other professional services, product and liability insurance, travel and office rent.

Research and development: Although not significant for the periods presented, the Company expects research and development costs to increase somewhat in the future as the Company intends to bring additional products to market during the next twelve months, now that additional funding has been obtained. Future research and development costs for testing, validation and FDA filings for these potential new products are estimated to range from $25,000 to $35,000 during the next twelve months. The Company spent approximately $40,000 during the three months ended March 31, 2005 for additional molds required for one of its new products, ELVIS (Emergency Life-Support Ventilation and Intubation System). An additional $30,000 to $40,000 may also be required for the commission of molds for other potential new products. The significant components of the Company's research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources
-------------------------------

The Company has accumulated a deficit of $9,982,175 as of March 31, 2005, resulting from the continued losses since inception. Consequently, the Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which, as explained below, include a) continued product development efforts, b) continuing efforts to increase its product sales in the U.S. and internationally, and c) obtain additional equity financing, if needed. For this and other reasons, our auditors for our most recent fiscal year ended December 31, 2004, expressed substantial doubt in their report as to our ability to continue operating as a going concern.

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

The Company also issued 719,500 shares of common stock through the exercise of common stock warrants during 2005, for total proceeds of $213,625. In addition, the Company may receive additional funds of up to approximately $1,181,000 through the exercise of common stock warrants currently outstanding.

With the funds raised during 2005 and 2004, the Company intends to bring additional products to market during the next twelve months, including the breathing circuit filters, the ELVIS BVM bag, and the continued marketing and development of the personal environmental masks as previously described. The research and developments costs associated with the ELVIS BVM device will be the most significant.

The estimated expense for testing, validation and FDA filings for ELVIS will be approximately $25,000. The commission of molds for the ELVIS BVM bag will require an additional approximate amount of $30,000 to $40,000 over the next twelve months.

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

Cash used by our operating activities for the periods ended March 31, 2005 and 2004 was funded primarily by the sale of common stock through the exercise of common stock warrants.

The Company is continuing to focus on a marketing-driven sales effort of its medical products and the environmental masks and associated filters, particularly in the Asian markets, to increase revenues that will ultimately cover total expenditures.

On March 28, 2005, the Company entered into a non-exclusive distribution agreement with 2H Distributors, a California-based company, to distribute the Company's environmental masks to both retail and wholesale market segments in the United States and internationally. 2H Distributors is expected to launch a marketing campaign for the product and seek retail outlets throughout the country. Their wholesale marketing plans entail forming partnerships with a number of consumer products distributors in Southeast Asian markets such as Vietnam and Thailand.

In September 2004, the Company announced that it had been awarded a Prototype Development/Testing/Evaluation Grant (PDT&E) to develop a testing protocol for filter media on behalf of the U.S. Military. As part of this project, the Company has begun testing their licensed nano-enhanced filter media at Edgewood Chemical Biological Center in Edgewood, Maryland. The original study funded by the grant comprised protocols or tests to evaluate the Company's filter media efficacy against four different contaminants. This testing has now been completed, and as a result of the successful completion of this testing phase, the Company was requested by the United States military to test its filter media against a number of additional contaminants. This final phase of testing is expected to be completed during May 2005. In the event of positive final testing results, the Company then would expect to sub-license its nano-enhanced filter media to a number of Department of Defense approved manufacturers to develop and/or enhance existing filtration products that are currently used by the U.S. Air Force, Army and Navy, as well as to commence development of new product applications that will serve to better protect U.S. Military personnel.

On December 28, 2004, the Company entered into an exclusive, long-term agreement with Itochu Techno Chemical, Inc. (Itochu), a Japanese corporation, whereby Itochu will distribute the Company's Respaide, Vapor Isolation Valve and Series One Breathing Circuit Filter products in Japan, once their final assessment of the overall market for the Company's products is completed.
The agreement terminates on May 31, 2008, but can be extended for an additional three-year period. The agreement also allows for Itochu to form sub-distribution agreements with other medical product companies, with the Company's approval, to promote the sale of the Company's products in Japan.

During early 2005 and in conjunction with Itochu's partner/affiliate, Senko Medical Instruments Mfg. Co. Ltd (one of Japan's leading medical products distributors), Itochu has conducted a marketing review which will continue through June 1, 2005. This marketing review is required by Koseisho (Ministry of Health and Welfare, similar to the United States FDA) and mandates that companies who have been granted a certificate of import and a certificate of sale comply fully with Japanese regulations concerning medical products. The marketing review will enable Itochu to make initial introductions of the products to potential customers in Japan, to determine the potential size of the market in Japan, and to allow the Company and Itochu to establish minimum purchase requirement quantities applicable to the agreement for each annual period commencing on June 1, 2005.

The Company has shipped a number of sample orders, and has modified its products at the request of Itochu, to conform to Japanese medical product standards. These modifications necessitated minor but time consuming alternations to existing molds. As a result, this process has caused delays in the commencement of shipping commercial orders to Itochu and its distribution partners. The Company has now completed all of the modifications requested by its Japanese partners and expects to initiate commercial shipments to Japan in the near future. Itochu has also expressed an interest in distributing the Company's environmental mask product in Japan and other Pacific Rim countries that have been affected by the Avian Influenza.

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

Recent Accounting Pronouncements
--------------------------------

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, we will implement the revised standard in the first quarter of fiscal year 2006, if applicable.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect to enter into any transactions that would be affected by adopting SFAS 153 when effective.

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

(1) "Emergency Filtration Products, Inc. v. David O. Black; Michael Crnkovich; China Bridge Holdings Ltd; and American Registrar and Transfer Company." This case is pending in the US District Court for the District of Nevada and is identified as CASE NO. CV-S-04-0262-KJD-LRL ("First Action"). The First Action was initiated by the Company on March 5, 2004. In the First Action, the Company seeks Declaratory Relief under 28 USC sections 2201 and 2202 to determine the rights and obligations of the parties with respect to certain shares of the Company's stock purportedly conveyed to David Black. On April 7, 2004, Black asserted counterclaims against the Company and cross claims against American Registrar in the First Action for (1) "Breach of Fiduciary Duty"; (2) "Constructive Conversion": (3) "Breach of Covenant of Good Faith and Fair Dealing"; and (4) "Violation of 10(b) of the Exchange Act of 1934." Black's claims arise out of the Company's and American Registrar's reluctance to register the purported transfer of the Company shares to Black. On April 7, 2004, Black moved for partial summary judgment against the claims asserted by the Company. Black's motion was denied without prejudice on March 1, 2005. On May 28, 2004, American Registrar and Transfer Company moved to dismiss the Company's claims against it. American Registrar's motion was denied on March 1, 2005. The First Action is currently in discovery.

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

  None
           ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
  None.

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

  Emergency Filtration Products, Inc.


 Date: May 13, 2005                By: /s/Douglas K. Beplate
                                    Douglas K. Beplate, President

 Date: May 13, 2005                By: /s/Steve M. Hanni
                                    Steve M. Hanni, Chief Financial Officer