Form 10QSB
period 2005-06-30
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2005-08-15
CIK 1088213

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

At June 30, 2005, there were outstanding 34,507,348 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

PART I

                             FINANCIAL INFORMATION

                                  Item 1.

TABLE OF CONTENTS
                                                                 Page
                                                                 ----
Part I Financial Information

Item 1. Financial Statements

Balance Sheets
June 30, 2005 (Unaudited) and December 31, 2004..............       3

Statements of Operations (Unaudited)for the three months and
 six months ended June 30, 2005 and 2004.....................       4

Statements of Cash Flows (Unaudited)for the six months ended
 June 30, 2005 and 2004 .....................................       5

Notes to the Financial Statements............................       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................      9

Item 3. Controls and Procedures...............................     14

Part II Other Information

Item 1. Legal Proceedings.....................................     15

Item 2. Unregistered Sales of Equity Securities
   and Use of Proceeds........................................     15

Item 3. Defaults by the Company on its
        Senior Securities ....................................     16

Item 4. Submission of Matter to a Vote
        Of Security Holders ..................................     16

Item 5. Other Information .....................................    16

Item 6. Exhibits...............................................    16

Signatures.....................................................    16

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
June 30, 2005 and December 31, 2004
                                                    June 30,    December 31,
                                                      2005          2004
                                                   -----------   -----------
ASSETS                                             (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                        $    341,666  $    438,151
 Accounts receivable, net of an allowance for
  doubtful accounts of $8,500                           25,561         8,071
 Prepaid expenses and other                              9,046        40,342
 Inventory                                             186,789       183,275
                                                   -----------   -----------
                                                       563,062       669,839
                                                   -----------   -----------
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $195,923 and $182,835                  97,254        66,181
                                                   -----------   -----------
OTHER ASSETS
 Patents and acquired technology, net of
  accumulated amortization of $180,257 and
  $143,097                                             934,530       971,689
 Deposits and other assets                               6,240         3,462
                                                   -----------   -----------
                                                       940,770       975,151
                                                   -----------   -----------
                                                  $  1,601,086   $ 1,711,171
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable, related parties                $    184,060   $   168,972
 Accounts payable, other                                67,987        36,522
 Accrued expenses                                       89,945        89,761
 Notes payable                                           4,747        25,479
                                                   -----------   -----------
                                                       346,739       320,734
                                                   -----------   -----------
STOCKHOLDERS' EQUITY
 Common stock, par value $0.001; authorized
  50,000,000 shares; 34,507,348 and
  33,687,848 shares issued and outstanding              34,507        33,688
 Additional paid in capital                         11,453,479    11,210,673
 Deferred compensation                                 (54,000)      (68,000)
 Accumulated other comprehensive income                 (3,162)       (7,910)
 Deficit                                           (10,176,477)   (9,778,014)
                                                   -----------   -----------
                                                     1,254,347     1,390,437
                                                   -----------   -----------
                                                   $ 1,601,086   $ 1,711,171
                                                   ===========   ===========


The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

                      For the Three Months Ended   For the Six Months Ended
                                June 30,                    June 30,
                           2005          2004          2005           2004
                       -----------   -----------   -----------   -----------
NET SALES             $     45,842  $     64,410  $     65,811  $    325,171
                       -----------   -----------   -----------   -----------
COSTS AND EXPENSES

 Cost of sales              28,195        32,024        40,609       214,803
 Research and
  development                7,000             -         7,000             -
 Loss on vacating lease          -         8,418             -         8,418
 Selling, general
 and administrative        204,673       317,706       415,403       574,405
                       -----------   -----------   -----------   -----------
                           239,868       358,148       463,012       797,626
                       -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS      (194,026)     (293,738)     (397,201)     (472,455)
                       -----------   -----------   -----------   -----------
Interest expense              (276)         (309)       (1,262)      (42,627)
                       -----------   -----------   -----------   -----------
NET LOSS              $   (194,302) $   (294,047) $   (398,463) $   (515,082)
                       ===========   ===========   ===========   ===========
BASIC AND DILUTED
 LOSS PER SHARE       $      (0.01) $      (0.01) $      (0.01) $      (0.02)
                       ===========   ===========   ===========   ===========
WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING     34,410,645    27,479,472    34,258,450    27,372,494
                       ===========   ===========   ===========   ===========







The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
                                                     2005           2004
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $    (398,463) $    (515,082)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                        50,155         56,984
  Bad debts                                                 -            500
  Common stock issued for services                     14,000              -
 Changes in operating assets and liabilities:
  Accounts receivable                                 (17,490)      (242,728)
  Prepaid expenses and other                           31,296         48,818
  Inventory                                            (3,514)        35,864
  Deposits                                             (2,778)         6,783
  Accounts payable, including to
   related parties                                     46,371        336,986
  Accrued expenses                                        184         27,779
                                                 ------------   ------------
   Net Cash Used In Operating Activities             (280,239)      (244,096)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                (43,887)             -
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Common stock issued through exercise
   of warrants for cash                               243,625        168,543
 Payment on notes payable                             (20,732)       (32,880)
                                                 ------------   ------------
   Net Cash Provided by Financing Activities          222,893        135,663
                                                 ------------   ------------
EFFECT OF CURRENCY EXCHANGE RATE CHANGES
 ON CASH AND CASH EQUIVALENTS                           4,748          1,473
                                                 ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (96,485)      (106,960)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      438,151        148,501
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $     341,666  $      41,541
                                                 ============   ============





The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2005 and December 31, 2004

NOTE 1 - BASIS OF PRESENTATION

The interim financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004, from which the balance sheet information as of that date is derived. These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the three months and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 - LOSS PER SHARE

Following is information relative to the computation of basic and diluted loss per share for the three months and six months ended June 30, 2005 and 2004:

                                     For the Three Months Ended
                                               June 30,
                                          2005          2004
                                      -----------   -----------
Net loss                             $   (194,302) $   (294,047)
                                      ===========   ===========
Weighted average shares                34,410,645    27,479,472
                                      ===========   ===========
Basic and diluted loss per share     $      (0.01) $      (0.01)
                                      ===========   ===========

                                     For the Six Months Ended
                                               June 30,
                                          2005          2004
                                      -----------   -----------
Net loss                             $   (398,463) $   (515,082)
                                      ===========   ===========
Weighted average shares                34,258,450    27,372,494
                                      ===========   ===========
Basic and diluted loss per share     $      (0.01) $      (0.02)
                                      ===========   ===========

Weighted average shares issuable upon the exercise of stock warrants were not included in the foregoing calculations because they are antidilutive.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2005 and December 31, 2004

NOTE 3 - GOING CONCERN CONTINGENCY

The Company's financial statements are prepared using accounting principles applicable to a going concern. Those principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred negative cash flow from operations and significant losses, which have resulted in a deficit of $10,176,477 at June 30, 2005.

Consequently, the Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which, as explained below, include a) continued product development efforts, b) continuing efforts to increase its product sales in the U.S. and internationally, and c) seeking additional equity financing, if needed to sustain operations until revenues are adequate to cover its costs and expenses.

In late 2004, the Company was awarded a grant from the U.S. military to develop a testing protocol for its nano-enhanced filter media, which was completed in May 2005. The funds from this grant will be paid directly to the testing facility during the third quarter of 2005. As a result of these successful tests, the U.S. military is expected to begin introducing the Company's technology to companies that manufacture filters for various military applications with the aim of having them incorporate the technology in their filter applications.

Throughout 2004 and early 2005, the Company had been in discussions with a large Asian multinational company, involved in chemical and related businesses, including air filtration, that had shown interest in a possible distribution agreement for the Company's air filter products and technologies in Japan. During October 2004, the Company announced that this large Asian company obtained a Certificate of Import and a Certificate of Sale from the Koseisho (the Japanese Ministry of Health and Welfare, akin to the United States Food and Drug Administration) to immediately begin importing and selling certain of the Company's emergency respiration products in Japan. On December 28, 2004, the Company entered into an exclusive, long-term agreement with this large Asian company whereby the Asian company will distribute certain of the Company's products in Japan, once their final assessment of the overall market for the products is completed. The Company has provided the Asian company with samples that incorporated certain modifications that were requested in order to conform the Company's products to Japanese standards. The Company is now awaiting final validation and confirmation of the last round of modifications to the products, following which the Company expects to commence commercial shipments to Japan. The agreement terminates on May 31, 2008, but can be extended for an additional three-year period. The agreement also allows for the Asian company to form sub-distribution agreements with other medical product companies, with the Company's approval, to promote the sale of the Company's products in Japan.

The Company was able to raise $243,625 in additional funds during the six months ended June 30, 2005, through the exercise of outstanding warrants to sustain operations. These funds have been used to retire previously outstanding debt, to acquire additional molds for the Company's products and for ongoing working capital.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
June 30, 2005 and December 31, 2004

NOTE 3 - GOING CONCERN CONTINGENCY (Continued)

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

NOTE 4 - STOCK WARRANTS OUTSTANDING

The Company has granted warrants to purchase common stock in conjunction with certain stock issuances for cash. A summary of the status of the Company's stock warrants as of June 30, 2005, and changes during the six months then ended, are presented below:

                                             Weighted      Weighted
                                              average       average
                                             exercise     grant date
                               Warrants        price      fair value
                              -----------   -----------   -----------
Outstanding, December 31, 2004  4,633,550   $      0.30   $         -
Exercised                        (819,500)         0.30             -
                              -----------   -----------   -----------
Outstanding, June 30, 2005      3,814,050   $      0.30   $         -
                              ===========   ===========   ===========

The outstanding warrants at June 30, 2005, are as follows:

               Number of           Exercise               Expiration
               warrants             price                    date
            -------------        ------------            ------------
                  100,000        $       0.25          April 11, 2006
                  662,800                0.25          April 23, 2006
                  226,250                0.50          May 27, 2006
                2,825,000                0.30          September 30, 2006

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

Results of Operations
---------------------
Six Months Ended June 30, 2005 compared with 2004
-------------------------------------------------
Revenues: During the six months ended June 30, 2005, the Company reported a decrease in revenues compared to the six months ended June 30, 2004 of approximately $260,000 or 80% primarily due to the reduction in sales of the environmental masks. This reduction in sales of the environmental masks was due to the gradual decline in the demand for the masks in the Asian markets and increased competition. However, the Company expects the demand for the environmental masks to increase in the near future due to continuing virus outbreaks in the Far East such as SARS and Avian Influenza (Bird Flu) and has recently started to receive numerous orders for the environmental masks. The Company has also recently purchased a filter cutting and sealing machine that will enable it to rapidly produce filters and incorporate nanoparticles in its filters at its own facilities. In addition, during March, 2005, the Company entered into a non-exclusive distribution agreement with a California based company to distribute the Company's environmental masks to both retail and wholesale market segments in the United States and internationally. The distributor is expected to launch a marketing campaign for the product and seek retail outlets throughout the country (see also Liquidity and Capital Resources below).

Revenues have also been generated in 2005 and 2004 in part from the sale of the emergency CPR assistance device. Sales for this product have remained relatively constant over the past year or two, although the Company expects that revenues for this product will increase in the near future, once the marketing review of the Japanese market for this product is completed by Itochu (see Liquidity and Capital Resources).

Additionally, the Company generated revenues in 2005 and 2004 related to Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. and foreign governments and militaries. Revenues related to governmental orders of Superstat remained relatively constant for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. In addition to competition from other companies that may offer alternative products, governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military.

Cost of Sales: During the six months ended June 30, 2005, the Company reported a decrease in cost of sales of approximately $174,000 or approximately 81% compared to the six months ended June 30, 2004, commensurate with the decrease in revenues for the same period. Costs as a percentage of sales were 62% for the six months ended June 30, 2005 compared to 66% for the six months ended June 30, 2004. Costs as a percentage of sales are expected to be slightly less than in the past due to the expected increase in sales in foreign markets and the corresponding reduced manufacturing costs overall in those markets. The significant components of the Company's cost of sales include actual product cost, including outsourced manufacturing and packaging, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: During the six months ended June 30, 2005, the Company reported a decrease in general and administrative expenses of approximately $159,000 or approximately 28% compared to the six months ended June 30, 2004, primarily due to the decrease in salaries and wages and other operating costs associated with the Company's reduction in operations in Taiwan.

The Company has recently retained a consultant who will serve as Director of Manufacturing and expects to, in the near future, incur additional operating costs related to hiring marketing personnel for the increased business that is expected during late 2005 related to the Itochu agreement described below in the Liquidity and Capital Resources section. The significant components of our operating expenses include salaries and wages, consulting and other professional services, product and liability insurance, travel and office rent.

Research and development: Although not significant for the periods presented, the Company expects research and development costs to increase somewhat in the future because management intends to bring additional products to market during the next year. Future research and development costs for testing, validation and FDA filings for these potential new products are estimated to range from $25,000 to $35,000 during the next twelve months. The Company spent approximately $44,000 during the six months ended June 30, 2005, for additional molds required for one of its new products, ELVIS (Emergency Life-Support Ventilation and Intubation System). An additional $30,000 to $40,000 may also be required for the production of molds for other potential new products. The significant components of the Company's research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources
-------------------------------
The Company has accumulated a deficit of $10,176,477 as of June 30, 2005, resulting from the continued losses since inception. Consequently, the Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which, as explained below, include a) continued product development efforts, b) continuing efforts to increase its product sales in the U.S. and internationally, and c) obtain additional equity financing, if needed. For this and other reasons, our auditors for our most recent fiscal year ended December 31, 2004, expressed substantial doubt in their report as to our ability to continue operating as a going concern.

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

The Company issued 819,500 shares of common stock through the exercise of common stock warrants during the first six months of 2005, for total proceeds of $243,625. In addition, the Company may receive additional funds of up to approximately $1,151,000 through the exercise of common stock warrants currently outstanding.

With the funds raised during 2005 and 2004, the Company intends to bring additional products to market during the next year, including the breathing circuit filters, the ELVIS BVM bag, and the continued marketing and development of the personal environmental masks as previously described. The Company has recently retained the services of two consultants to oversee final mold design, manufacturing and assembly of the ELVIS BVM bag and to initiate FDA approval. The estimated expense for this testing, validation and FDA filings for ELVIS will be approximately $25,000. The commission of molds for the ELVIS BVM bag will require an additional approximate amount of $20,000 to $30,000 over the next few months.

Cash used by our operating activities for the periods ended June 30, 2005 and 2004 was funded primarily by the sale of common stock through the exercise of common stock warrants.

The Company is continuing to focus on a marketing-driven sales effort of its medical products and the environmental masks and associated filters, particularly in the Asian markets, to increase revenues that will ultimately cover total expenditures.

On March 28, 2005, the Company entered into a non-exclusive distribution agreement with 2H Distributors, a California-based company, to distribute the Company's environmental masks to both retail and wholesale market segments in the United States and internationally. 2H Distributors is expected to launch a marketing campaign during late 2005 for the product and seek retail outlets throughout the country. Their wholesale marketing plans entail forming partnerships with a number of consumer products distributors in Southeast Asian markets such as Vietnam and Thailand.

In September 2004, the Company announced that it had been awarded a Prototype Development/Testing/Evaluation Grant (PDT&E) to develop a testing protocol for filter media on behalf of the U.S. Military. As part of this project, the Company tested their licensed nano-enhanced filter media at Edgewood Chemical Biological Center in Edgewood, Maryland. The original study funded by the grant comprised protocols or tests to evaluate the Company's filter media efficacy against four different contaminants. As a result of the successful completion of this testing phase, the Company was requested by the United States military to test its filter media against a number of additional contaminants. This final phase of testing was completed during May 2005. As a result of these successful tests, the U.S. military is expected to begin introducing the Company's technology to companies that manufacture filters for various military applications with the aim of having them incorporate the technology in their filter applications. The Company would also expect to sub-license its nano-enhanced filter media to a number of Department of Defense approved manufacturers to develop and/or enhance existing filtration products that are currently used by the U.S. Air Force, Army and Navy, as well as to commence development of new product applications that will serve to better protect U.S. Military personnel.

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

During early 2005, and in conjunction with Itochu's partner/affiliate, Senko Medical Instruments Mfg. Co. Ltd (one of Japan's leading medical products distributors), Itochu has conducted a marketing review of the Company's products. This marketing review is required by Koseisho (Ministry of Health and Welfare, similar to the United States FDA) and mandates that companies who have been granted a certificate of import and a certificate of sale comply fully with Japanese regulations concerning medical products. The marketing review will enable Itochu to make initial introductions of the products to potential customers in Japan, to determine the potential size of the market in Japan, and to allow the Company and Itochu to establish minimum purchase requirement quantities applicable to the agreement for each annual period.

The Company has shipped a number of sample orders, and has modified its products at the request of Itochu, to conform to Japanese medical product standards. These modifications necessitated minor but time consuming alternations to existing molds. As a result, this process has caused delays in the commencement of shipping commercial orders to Itochu and its distribution partners. The Company has now completed all of the modifications requested by its Japanese partners and is now awaiting final validation and confirmation of the last round of modifications to the products, following which the Company expects to initiate commercial shipments to Japan. Itochu has also expressed an interest in distributing the Company's environmental mask product in Japan and other Pacific Rim countries that have been affected by the Avian Influenza.

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

During its current fiscal year 2005, the Company expects that it will be able to continue measures that will (i) reduce unnecessary cash outflows, and (ii) increase revenues through our improved marketing efforts.

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

As previously discussed, our auditors for our most recent fiscal year ended December 31, 2004, expressed substantial doubt in their report as to our ability to continue operating as a going concern.

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

Recent Accounting Pronouncements
--------------------------------

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, we will implement the revised standard no later than the first quarter of fiscal year 2006, if applicable.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal year beginning after December 15, 2005. We do not expect that the adoption of SFAS No. 154 will have a material impact on the Company's financial condition or operations in future years.


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

"Emergency Filtration Products, Inc. v. David O. Black; Michael Crnkovich; China Bridge Holdings Ltd; and American Registrar and Transfer Company." This case is pending in the US District Court for the District of Nevada and is identified as CASE NO. CV-S-04-0262-KJD-LRL ("First Action"). The First Action was initiated by the Company as plaintiff on March 5, 2004. In the First Action, the Company seeks Declaratory Relief under 28 USC sections 2201 and 2202 to determine the rights and obligations of the parties with respect to certain shares of the Company's stock purportedly conveyed to David Black. On April 7, 2004, Black asserted counterclaims against the Company and cross claims against American Registrar in the First Action for (1) "Breach of Fiduciary Duty"; (2) "Constructive Conversion": (3) "Breach of Covenant of Good Faith and Fair Dealing"; and (4) "Violation of 10(b) of the Exchange Act of 1934." Black's claims arise out of the Company's and American Registrar's reluctance to register the purported transfer of the Company shares to Black. On April 7, 2004, Black moved for partial summary judgment against the claims asserted by the Company. Black's motion was denied without prejudice on March 1, 2005. On May 28, 2004, American Registrar and Transfer Company moved to dismiss the Company's claims against it. American Registrar's motion was denied on March 1, 2005. The First Action is currently in discovery.

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

At this time, the outcome of these actions is uncertain, although the Company is currently in settlement negotiations with the parties expected to be finalized in the near future. The Company does not expect that the settlement will result in any liability to the Company.

   ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

  Emergency Filtration Products, Inc.


 Date: August 12, 2005                By: /s/Douglas K. Beplate
                                    Douglas K. Beplate, President

 Date: August 12, 2005                By: /s/Steve M. Hanni
                                    Steve M. Hanni, Chief Financial Officer