Form 10QSB
period 2005-09-30
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2005-11-14
CIK 1088213

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [ ]    No [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At October 31, 2005, there were outstanding 37,489,948 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

PART I

                             FINANCIAL INFORMATION

                                  Item 1.

TABLE OF CONTENTS
                                                                 Page
                                                                 ----
Part I Financial Information

Item 1. Financial Statements

Balance Sheets
September 30, 2005 (Unaudited) and December 31, 2004.........       3

Statements of Operations (Unaudited)for the three months and
 nine months ended September 30, 2005 and 2004...............       4

Statements of Cash Flows (Unaudited)for the nine months ended
 September 30, 2005 and 2004.................................       5

Notes to the Financial Statements............................       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................     10

Item 3. Controls and Procedures...............................     16

Part II Other Information

Item 1. Legal Proceedings.....................................     16

Item 2. Unregistered Sales of Equity Securities
         and Use of Proceeds..................................     16

Item 3. Defaults by the Company on its
         Senior Securities....................................     16

Item 4. Submission of Matter to a Vote
         Of Security Holders..................................     16

Item 5. Other Information .....................................    16

Item 6. Exhibits ..............................................    17

Signatures.....................................................    17

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
September 30, 2005 and December 31, 2004
                                                  September 30,  December 31,
                                                      2005          2004
                                                   (Unaudited)
                                                   -----------   -----------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                        $    200,847  $    438,151
 Accounts receivable, net of an allowance for
  doubtful accounts of $8,500                           20,654         8,071
 Prepaid expenses and other                             24,160        40,342
 Inventory                                             185,815       183,275
                                                   -----------   -----------
                                                       431,476       669,839
                                                   -----------   -----------
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $200,004 and $182,835                  89,140        66,181
                                                   -----------   -----------
OTHER ASSETS
 Patents and acquired technology, net of
  accumulated amortization of $198,837 and
  $143,097                                             915,950       971,689
 Deposits and other assets                               6,111         3,462
                                                   -----------   -----------
                                                       922,061       975,151
                                                   -----------   -----------
                                                  $  1,442,677   $ 1,711,171
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable, related parties                $    133,237   $   168,972
 Accounts payable, other                                64,341        36,522
 Accrued expenses                                      189,749        89,761
 Notes payable                                           9,794        25,479
                                                   -----------   -----------
                                                       397,121       320,734
                                                   -----------   -----------
STOCKHOLDERS' EQUITY
 Common stock, par value $0.001; authorized
  50,000,000 shares; 34,507,348 and
  33,687,848 shares issued and outstanding              34,507        33,688
 Additional paid-in capital                         11,453,479    11,210,673
 Deferred compensation                                 (48,000)      (68,000)
 Accumulated other comprehensive income                (11,331)       (7,910)
 Deficit                                           (10,383,099)   (9,778,014)
                                                   -----------   -----------
                                                     1,045,556     1,390,437
                                                   -----------   -----------
                                                   $ 1,442,677   $ 1,711,171
                                                   ===========   ===========


The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

                      For the Three Months Ended   For the Nine Months Ended
                             September 30,                September 30,
                           2005          2004          2005          2004
                       -----------   -----------   -----------   -----------
NET SALES             $     54,149  $     62,611  $    119,960  $    387,782
                       -----------   -----------   -----------   -----------
COSTS AND EXPENSES
 Cost of sales              39,111        37,495        79,720       252,298
 Depreciation and
  amortization              24,113        26,019        74,268        83,003
 Research and
  development                2,750             -         9,750             -
 Loss on vacating
  lease                          -             -             -         8,418
 Bad debts                       -        21,517             -        22,017
 Selling, general and
  administrative           255,559       455,236       620,807       972,157
                       -----------   -----------   -----------   -----------
                           321,533       540,267       784,545     1,337,893
                       -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS      (267,384)     (477,656)     (664,585)     (950,111)
                       -----------   -----------   -----------   -----------
Other income(expense)

 Interest expense             (208)       (1,203)       (1,470)      (43,830)
 Settlement gain            60,970             -        60,970             -
                       -----------   -----------   -----------   -----------
                            60,762        (1,203)       59,500       (43,830)
                       -----------   -----------   -----------   -----------

NET LOSS              $   (206,622) $   (478,859) $   (605,085) $   (993,941)
                       ===========   ===========   ===========   ===========
BASIC AND DILUTED
 LOSS PER SHARE       $      (0.01) $      (0.02) $      (0.02) $      (0.04)
                       ===========   ===========   ===========   ===========
WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING     34,507,348    27,881,158    34,342,328    27,543,287
                       ===========   ===========   ===========   ===========






The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
                                                     2005           2004
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $    (605,085) $    (993,941)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                         18,528         29,637
  Amortization of patent costs                         55,740         53,366
  Bad debts                                                 -         22,017
  Common stock issued for services                     20,000        278,010
  Settlement gain                                     (60,970)             -
 Changes in operating assets and liabilities:
  Accounts receivable                                 (12,584)       (13,310)
  Prepaid expenses and other                           30,794         65,032
  Inventory                                            (2,540)        21,858
  Deposits                                             (2,649)         8,268
  Accounts payable, including to
   related parties                                     55,454        226,391
  Accrued expenses                                     99,988         14,541
                                                 ------------   ------------
   Net Cash Used In Operating Activities             (403,324)      (288,131)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                (43,887)             -
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Common stock issued through exercise
  of warrants for cash                                243,625        852,193
 Payment on notes payable                             (30,297)       (50,712)
                                                 ------------   ------------
   Net Cash Provided by Financing Activities          213,328        801,481

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
 ON CASH AND CASH EQUIVALENTS                          (3,421)          (883)
                                                 ------------   ------------
NET INCREASE(DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    (237,304)       512,467

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      438,151        148,501
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $     200,847  $     660,968
                                                 ============   ============











The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
September 30, 2005 and December 31, 2004

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

The results of operations for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 - LOSS PER SHARE

Following is information relative to the computation of basic and diluted loss per share for the three months and nine months ended September 30, 2005 and 2004:

                                     For the Three Months Ended
                                             September 30,
                                          2005          2004
                                      -----------   -----------
Net loss                             $   (206,622) $   (478,859)
                                      ===========   ===========
Weighted average shares                34,507,348    27,881,158
                                      ===========   ===========
Basic and diluted loss per share     $      (0.01) $      (0.02)
                                      ===========   ===========

                                     For the Nine Months Ended
                                            September 30,
                                          2005          2004
                                      -----------   -----------
Net loss                             $   (605,085) $   (993,941)
                                      ===========   ===========
Weighted average shares                34,342,328    27,543,287
                                      ===========   ===========
Basic and diluted loss per share     $      (0.02) $      (0.04)
                                      ===========   ===========

Weighted average shares issuable upon the exercise of stock warrants were not included in the foregoing calculations because they are antidilutive.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
September 30, 2005 and December 31, 2004

NOTE 3 - GOING CONCERN CONTINGENCY

The Company's financial statements are prepared using accounting principles applicable to a going concern. Those principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred negative cash flow from operations and significant losses, which have resulted in a deficit of $10,383,099 at September 30, 2005.

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

The Company has recently increased its production capabilities for its environmental masks due to an increase in demand and plans to further increase its production capacity as demand dictates. The Company expects its product sales for this environmental mask to significantly increase in the near future.

In late 2004, the Company was awarded a grant from the U.S. military to develop a testing protocol for its nano-enhanced filter media, which was completed in May 2005. The funds from this grant are expected to be paid directly to the testing facility during the fourth quarter of 2005. As a result of these successful tests, the U.S. military is expected to begin introducing the Company's technology to companies that manufacture filters for various military applications with the aim of having them incorporate the technology in their filter applications.

Throughout 2004 and 2005, the Company had been in discussions with a large Asian multinational company, involved in chemical and related businesses, including air filtration, that had shown interest in a possible distribution agreement for the Company's air filter products and technologies in Japan. During October 2004, the Company announced that this large Asian company obtained a Certificate of Import and a Certificate of Sale from the Koseisho (the Japanese Ministry of Health and Welfare, akin to the United States Food and Drug Administration) to immediately begin importing and selling certain of the Company's emergency respiration products in Japan. On December 28, 2004, the Company entered into an exclusive, long-term agreement with this large Asian company whereby the Asian company will distribute certain of the Company's products in Japan, once their final assessment of the overall market for the products is completed. The Company has provided the Asian company with samples that incorporated certain modifications that were requested in order to conform the Company's products to Japanese standards. This process has taken longer than originally expected, but the Company is now awaiting final validation and confirmation of the last round of modifications to the products, following which the Company expects to commence commercial shipments
to Japan.   The agreement terminates on May 31, 2008, but can be extended for an additional three-year period. The agreement also allows for the Asian company to form sub-distribution agreements with other medical product companies, with the Company's approval, to promote the sale of the Company's products in Japan.

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
September 30, 2005 and December 31, 2004

NOTE 3 - GOING CONCERN CONTINGENCY (Continued)

The Company was able to raise $243,625 in additional funds during the nine months ended September 30, 2005, through the exercise of outstanding warrants to sustain operations. An additional $886,900 was raised through the exercise of additional outstanding warrants subsequent to September 30, 2005. These funds have been used to retire previously outstanding debt, to acquire additional molds for the Company's products and for ongoing working capital.

It is management's intent to seek to create additional revenues through the development and sales of its emergency respiration equipment and its environmental masks, as discussed above. However, management can offer no assurance with respect to its ability to create additional revenues, obtain additional equity financing, if needed, or otherwise execute its long-term business plans.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4 - STOCK WARRANTS OUTSTANDING

The Company has granted warrants to purchase common stock in conjunction with certain stock issuances for cash. A summary of the status of the Company's stock warrants as of September 30, 2005, and changes during the nine months then ended, are presented below:

                                                 Weighted      Weighted
                                                  average       average
                                                 exercise     grant date
                                   Warrants        price      fair value
                                  -----------   -----------   -----------
Outstanding, December 31, 2004      4,633,550   $      0.30   $         -
Exercised                            (819,500)         0.30             -
                                  -----------   -----------   -----------
Outstanding, September 30, 2005     3,814,050   $      0.30   $         -
                                  ===========   ===========   ===========

The outstanding warrants at September 30, 2005, are as follows:

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

EMERGENCY FILTRATION PRODUCTS, INC.
Notes to the Financial Statements
September 30, 2005 and December 31, 2004

NOTE 5 - SETTLEMENT GAIN

During the three months ended September 30, 2005, the Company completed a settlement to resolve two related legal actions. The two actions were described more fully in the Company's quarterly report on Form 10-QSB for the period ended June 30, 2005. The settlement provided for the limited mutual release of all parties for claims which could have been asserted, arising from or related to, directly or indirectly, the legal actions. The parties further agreed to dismiss all claims pending in the actions with prejudice. Accordingly, the Company recorded a settlement gain of $60,970 during the three months ended September 30, 2005 related to this release of all claims pending in the actions.

NOTE 6 - SUBSEQUENT EVENT

Subsequent to September 30, 2005, the Company issued the following shares of common stock:

         - 2,982,000 shares through the exercise of common stock warrants at prices ranging from $0.25 to $0.50 per share, for total cash proceeds of $886,900.
         - 236,840 shares valued at $0.38 per share issued to the Company's directors in full settlement of accrued and unpaid directors fees totaling $90,000.
         - 1,025,000 shares valued at $0.88 per share issued to certain of the Company's officers and consultants in full settlement of unpaid wages, bonuses and consulting fees totaling $902,000.

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

Results of Operations
---------------------
Nine Months Ended September 30, 2005 compared with 2004
-------------------------------------------------------
Revenues: During the nine months ended September 30, 2005, the Company experienced a decrease in revenues compared to the nine months ended September 30, 2004 of approximately $268,000 or 69% primarily due to the reduction in sales of the environmental masks. This reduction in sales of the environmental masks was due to the gradual decline in the demand for the masks in the Asian markets and increased competition. However, the Company expects the demand for the environmental masks to increase in the near future due to continuing and expected virus outbreaks such as SARS and Avian Influenza (Bird Flu). Environmental masks sales were showing a strong improvement at the end of the quarter ended September 30, 2005 and the Company is currently increasing its production facilities in order to meet the expected increase in the demand for this product. The Company plans to further increase the production facilities capacity as demand dictates. The Company expects that sales of the environmental mask will significantly increase in the near future. The Company has also recently purchased four additional filter cutting and sealing machines that will enable it to rapidly produce filters and incorporate nanoparticles in its filters at its own facilities.

In addition, during March, 2005, the Company entered into a non-exclusive distribution agreement with a California based company to distribute the Company's environmental masks to both retail and wholesale market segments in the United States and internationally. The distributor is working on a marketing campaign for the product and is seeking retail outlets throughout the country (see also Liquidity and Capital Resources below).

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

Additionally, the Company generated revenues in 2005 and 2004 related to Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. and foreign governments and militaries. Revenues related to governmental orders of Superstat remained relatively constant for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In addition to competition from other companies that may offer alternative products, governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military.

Cost of Sales: During the nine months ended September 30, 2005, the Company experienced a decrease in cost of sales of approximately $173,000 or approximately 68% compared to the nine months ended September 30, 2004, commensurate with the decrease in revenues for the same period. Costs as a percentage of sales were 66% for the nine months ended September 30, 2005 compared to 65% for the nine months ended September 30, 2004. Costs as a percentage of sales are expected to be slightly less than in the past due to the expected increase in sales in foreign markets and the corresponding reduced manufacturing costs overall in those markets. The significant components of the Company's cost of sales include actual product cost, including outsourced manufacturing and packaging, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: During the nine months ended September 30, 2005, the Company experienced a decrease in general and administrative expenses of approximately $351,000 or approximately 36% compared to the nine months ended September 30, 2004, primarily due to a significant amount of outside consulting, legal and other professional fees that were incurred during the third quarter of 2004.

The Company has recently hired a Director of Manufacturing and a Director of Business Development and expects, in the near future, to incur additional operating costs related to this and the hiring of marketing and production personnel for the increased business that is expected during late 2005 related to the increased demand for the environmental mask and the finalization of the Itochu agreement described below in the Liquidity and Capital Resources section. The significant components of our operating expenses include salaries and wages, consulting and other professional services, product and liability insurance, travel and office rent.

Research and development: Although not significant for the periods presented, the Company expects research and development costs to increase somewhat in the future because management intends to bring additional products to market during the next year. Future research and development costs for testing, validation and FDA filings for these potential new products are estimated to range from $50,000 to $60,000 during the next twelve months.

The Company spent approximately $44,000 during the nine months ended September 30, 2005, for additional molds required for one of its new products, ELVIS (Emergency Life-Support Ventilation and Intubation System). An additional $30,000 to $40,000 may also be required for the production of molds for other potential new products. The significant components of the Company's research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources
-------------------------------
The Company has accumulated a deficit of $10,383,099 as of September 30, 2005, resulting from development stage and continued losses since inception. Consequently, the Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which, as explained below, include a) continued product development efforts, b) continuing efforts to increase its product sales in the U.S. and internationally, and c) obtain additional equity financing, if needed. For this and other reasons, our auditors for our most recent fiscal year ended December 31, 2004, expressed substantial doubt in their report as to our ability to continue operating as a going concern.

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

The Company issued 819,500 shares of common stock through the exercise of common stock warrants during the first nine months of 2005, for total proceeds of $243,625. In addition, the Company issued an additional 2,982,600 shares of common stock subsequent to September 30, 2005, also through the exercise of common stock warrants, for total cash proceeds of $886,900. The Company may receive additional funds of up to approximately $264,000 through the exercise of common stock warrants currently remaining outstanding.

With the funds raised during 2005 and 2004, the Company intends to bring additional products to market during the next year, including the breathing circuit filters, the ELVIS BVM bag, and the continued increase in production, marketing and development of the personal environmental masks as previously described. The Company has recently retained the services of two consultants to oversee final mold design, manufacturing and assembly of the ELVIS BVM bag and to initiate FDA approval. The estimated expense for this testing, validation and FDA filings for ELVIS will be approximately $35,000. The commission of molds for the ELVIS BVM bag will require an additional approximate amount of $20,000 to $30,000 over the next few months.

Cash used by our operating activities for the periods ended September 30, 2005 and 2004 was funded primarily by the exercise of common stock warrants.

The Company is continuing to focus on a marketing-driven sales effort of its medical products and the environmental masks and associated filters, particularly in the Asian markets, to increase revenues that will ultimately cover total expenditures.

During early 2005, the Company entered into a non-exclusive distribution agreement with 2H Distributors, a California-based company, to distribute the Company's environmental masks to both retail and wholesale market segments in the United States and internationally. 2H Distributors has recently begun ordering an increased amount of environmental masks and is continually marketing the product and seeking retail outlets throughout the country. Their wholesale marketing plans entail forming partnerships with a number of consumer products distributors in Southeast Asian markets such as Vietnam and Thailand.

In September 2004, the Company announced that it had been awarded a Prototype Development/Testing/Evaluation Grant (PDT&E) to develop a testing protocol for filter media on behalf of the U.S. Military. As part of this project, the Company tested their licensed nano-enhanced filter media at Edgewood Chemical Biological Center in Edgewood, Maryland. The original study funded by the grant comprised protocols or tests to evaluate the Company's filter media efficacy against four different contaminants. As a result of the successful completion of this testing phase, the Company was requested by the United States military to test its filter media against a number of additional contaminants. This final phase of testing was completed during May 2005. As a result of these successful tests, the U.S. military is currently introducing the Company's technology to companies that manufacture filters for various military applications with the aim of having them incorporate the technology in their filter applications. The Company would also expect to sub-license its nano-enhanced filter media to a number of Department of Defense approved manufacturers to develop and/or enhance existing filtration products that are currently used by the U.S. Air Force, Army and Navy, as well as to commence development of new product applications that will serve to better protect U.S. Military personnel.

In late 2004, the Company entered into an exclusive, long-term agreement with Itochu Techno Chemical, Inc. (Itochu), a Japanese corporation, whereby Itochu will distribute the Company's Respaide, Vapor Isolation Valve and Series One Breathing Circuit Filter products in Japan, once their final assessment of the
overall market for the Company's products is completed.   The agreement
terminates on May 31, 2008, but can be extended for an additional three-year period. The agreement also allows for Itochu to form sub-distribution agreements with other medical product companies, with the Company's approval, to promote the sale of the Company's products in Japan.

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

The Company has recently experienced a sharp increase in orders for its environmental masks from a number of medical product distributors in the United States and abroad, as previously discussed. At the present time, the Company is expanding its production facilities and has recently purchased various new equipment in order to produce a sufficient amount of masks to meet the current surge in demand which the Company believes is due to the growing threat of a possible avian flu pandemic. The Company plans to further increase its production facility capabilities as the demand dictates. The Company is also working on expanding its production capabilities at its facility in Taipei, Taiwan, where the mask shells are produced.

As previously discussed, our independent auditors for our most recent fiscal year ended December 31, 2004, expressed substantial doubt in their report as to our ability to continue operating as a going concern.

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

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The Company presently accounts for any stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, the effect of which has not been significant in recent periods due to the absence of such compensation. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, we will implement the revised standard no later than the first quarter of fiscal year 2006, if applicable.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not presently expect to enter into any transactions that would be affected by adopting SFAS 153 when effective.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal year beginning after December 15, 2005. We do not presently expect to make any accounting changes that would be affected by the adoption of SFAS No. 154 that will have a material impact on the Company's financial condition or operations in the foreseeable future.

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

                              PART II
                         OTHER INFORMATION
                     ITEM 1 - LEGAL PROCEEDINGS

In the quarter ended September 30, 2005, Emergency Filtration Products, Inc. (the "Company") completed a settlement agreement (the "Settlement Agreement") to resolve two related legal actions. The two actions, described more fully in the Company's quarterly report on Form 10QSB for the period ended June 30, 2005, filed with the Commission on August 15, 2005, were pending in the United States District Court for the District of Nevada, Case No. CV-S-04-0262-RCJ-LRL ("First Action") and Case No. CV-S-04-1386-RLH-LRL ("Second Action"), consolidated in Case No. CV-S-04-1386-RLH-LRL (the "Actions").

The disputes in the above actions concerned the ownership of an aggregate of 744,425 shares of the Company's common stock originally issued to China Bridge Holdings Limited, a British Virgin Islands ("BVI") corporation ("China Bridge"), during 1999 and 2000.

The Settlement Agreement provides for the limited mutual release of all parties for claims which could have been asserted, arising from or related to, directly or indirectly, the Actions described above. The parties further agreed to dismiss all claims pending in the Actions with prejudice, subject to certain limitations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  None.

           ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
  None.

           ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

           ITEM 5 - OTHER INFORMATION

Effective October 20, 2005, Sherman Lazrus resigned as interim CEO of the Company. Mr. Lazrus remains Chairman of the Board of Directors. Douglas Beplate, the Company's President, will continue as President and will remain as the Company's principal executive officer.

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

  Emergency Filtration Products, Inc.


 Date: November 14, 2005            By: /s/Douglas K. Beplate
                                    Douglas K. Beplate, President

 Date: November 14, 2005            By: /s/Steve M. Hanni
                                    Steve M. Hanni, Chief Financial Officer