Form 10KSB
period 2005-12-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2006-03-22
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C. 20549

                                FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended: DECEMBER 31, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From ________ to_________

                       Commission File No. 000-27421

                    EMERGENCY FILTRATION PRODUCTS, INC.
                  ---------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)


     NEVADA                                                 87-0561647
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

175 CASSIA WAY, SUITE A115, HENDERSON, NEVADA                       89014
(Address of principal executive offices)                         (Zip code)


       Issuer's telephone number, including area code: (702) 558-5164

Title of each class               Name of each exchange on which registered
     None                                                   N/A


        Securities registered pursuant to section 12(g) of the Act:
                  COMMON STOCK, PAR VALUE $0.001 PER SHARE
                              (Title of class)

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

As of February 28, 2006, there were 39,341,988 shares of the Registrant's Common Stock, $.001 par value, outstanding.

State the Registrant's revenues for the December 31, 2005 fiscal year:
$654,872.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $43,813,169.13, based on the average bid and ask price of the Registrant's stock on February 28, 2006 of $1.29 per share and 33,963,697 shares held by non-affiliates. The Registrant's common stock is traded on the NASDAQ OTCBB under the symbol "EMFP".


DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

NONE

TABLE OF CONTENTS                                                      PAGE

Item 1.   Description of Business                                        4

Item 2.   Description of Property                                       10

Item 3.   Legal Proceedings                                             10

Item 4.   Submission of Matter to Vote of Security Holders              10

Item 5.   Market for Common Registrant Equity and Related
          Stockholder Matters                                           11

Item 6.   Management's Discussion and Analysis or Plan of Operation     13

Item 7.   Financial Statements                                          17

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           17

Item 8A.  Controls and Procedures                                       18

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of
          the Exchange Act                                              18

Item 10.  Executive Compensation                                        20

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                                22

Item 12.  Certain Relationships and Related Transactions                23

Item 13.  Exhibits                                                      24

Item 14.  Principal Accountant Fees and Services                        24

Signatures                                                              25

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

Effective April 1, 2003, the Company entered into another agreement with Mr. Beplate whereby Mr. Beplate assigned all of his rights, title and interest in various technology, patents and patent applications to the Company. This agreement is entirely separate from the original agreement referred to in the preceeding paragraph. The 1996 agreement and technology transfer were for the dual rotary isolation valve and any amendments to that patent. This new agreement, effective April 1, 2003, reflects the technologies of hydrophobic and hydrophilic filtration used in a BVM setting, the rescission of the 5% royalty included in the original agreement on the Respaide technology, and the license of nano coatings on any filter configuration for environmental masks and any other application for US military use only. Mr. Beplate was to receive a 1% royalty on the gross sales of any and all products utilizing this acquired technology. During June 2004, Mr. Beplate assigned this 1% royalty to a separate company. During October 2005, pursuant to a revised agreement, the Board of Directors of the Company increased this royalty to 2.5% in anticipation of possible revenue leads generated by this separate company.

The Company is a specialty filter products company that has developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems. The Company's current product line includes the following:

- Nano-Enhanced Environmental Mask (the NanoMask) and NanoMask filters.
The Company's flagship product, accounting for a significant portion of the Company's revenues for 2005 and 2004, is a personal environmental mask, enhanced with nanoparticles, designed to address concerns of biological contamination in a workplace or other environment. The product utilizes a combination of hydrophobic and hydrophilic filters able to capture and isolate bacterial and viral microorganisms with efficiencies of 99.9%. The mask possesses a disposable filter using our technology and an enhanced matrix of charged nanoparticles designed to protect the user from possible
inhalation of biological contaminants.   The Company will not seek FDA
approval for this product at the present time as the product is not considered a Class II medical device and FDA approval is currently not required. The Company expects to launch a child's version of the NanoMask sometime during March 2006 and a less expensive, enhanced surgical mask once the Company receives design and FDA approval. This is expected to occur during the second quarter of 2006.

- RespAide(TM) CPR Isolation Mask. An internationally patented (within the United States, Australia, Germany, France, United Kingdom and applied for in Canada) dual-filtered vapor isolation valve (VIV) technology currently being marketed in CPR isolation masks to protect emergency response personnel against infectious diseases during mouth to mouth resuscitation. The Company has received FDA approval for its RespAide CPR isolation mask incorporating a proprietary filter, and has established manufacturing and distribution of complete units and replacement filters. In tests performed pursuant to the requirements of the FDA testing procedures, these masks were found to be greater than 99.9% effective against bacterial and viral transmission - the highest rating testing labs will issue for medical devices. These masks were introduced in 1997 and account for a significant amount of the Company's revenues to date. The patents for this product are assigned to the Company.

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

- ELVIS BVM. The Company has designed another configuration of their technology called ELVIS (Emergency Life Support Ventilation and Intubation System) for the BVM market. The product is a self-contained device that delivers medicine in aerosol form and a bag with built-in CO(2) monitoring capabilities. Patents have been granted for this product and the Company has executed an agreement whereby it acquired the rights for commercial exploitation of the patents. ELVIS is now in pre-production, molds are being manufactured, and the Company expects to commence production in the near future. The Company intends to apply for "fast-track" FDA medical device approval immediately after its initial production run. This will be subject to an approval process that will last an indeterminate amount of time and may or may not be approved.


Manufacturing, Distribution and Supplier Agreements
---------------------------------------------------

NanoMask and NanoMask Filters
-----------------------------

The Company has entered into distribution agreements with a total of 5 domestic distributors and 13 international distributors with minimum quantity orders for the Company's NanoMask and NanoMask filters. (international distributors include New Zealand, Denmark, South Korea, Pakistan, South Africa, Canada, Australia, Thailand, Sweden, United Kingdom, Czech Republic, Malta, and Turkey). In the aggregate, these distributors have committed to purchase a total of 580,000 masks and 9,800,000 filters in 2006, and 715,000 masks and 11,450,000 filters in
2007. The Company is pursuing additional domestic and international distributor agreements.

Along with a manufacturing facility opened in Henderson, NV during October 2005, in February 2006 the Company opened a manufacturing facility in Nogales, Mexico and has commenced production of the Company's NanoMask filters at that location. Through the combined production facilities, the Company expects to be able to produce approximately 1 million NanoMask filters per week, enabling it to fulfill its supply commitments to its international and domestic distributors, as well as pursue large retail and medical products customers with whom the Company has already held discussions. The NanoMask shells are continuing to be manufactured in Taiwan.

RespAide products and filters
-----------------------------

The Company contracted in December 1997 with Westmed, an FDA manufacturing facility in Tucson, AZ, for the manufacture and production of its RespAide proprietary filter products. An FDA manufacturing facility is an establishment that has applied for and received acceptance by the FDA and passed its FDA inspections to maintain compliance as an FDA manufacturing facility. All materials for the manufacturing and packaging is supplied by the Company. The agreement with Westmed will remain in effect until terminated by either party. Distribution, warehousing and order fulfillment for the RespAide products are managed at the Company's Henderson, NV facility.

Superstat
---------

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

Itochu Techno Chemical, Inc.
----------------------------

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


During early 2005 and in conjunction with Itochu's partner/affiliate, Senko Medical Instruments Mfg. Co. Ltd (one of Japan's leading medical products distributors), Itochu conducted a marketing review required by Koseisho (Ministry of Health and Welfare, similar to the United States FDA) which mandates that companies who have been granted a certificate of import and a certificate of sale comply fully with Japanese regulations concerning medical products. The marketing review will enable Itochu to make initial introductions of the products to potential customers in Japan, to determine the potential size of the market in Japan, and to allow the Company and Itochu to establish minimum purchase requirement quantities applicable to the agreement for each annual period commencing on June 1, 2005. The Company has provided Itochu with samples that incorporated certain modifications that were requested in order to conform the Company's products to Japanese standards. This process has taken longer than originally expected, but the Company is now awaiting final validation and confirmation of the last round of modifications to the products, following which the Company expects to commence commercial shipments to Japan.

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


The Company has also entered into contractual arrangements with a number of U.S. and international suppliers. The agreements are non-exclusive with no minimum order requirements with the exception of one agreement with WorldPoint ECC, Inc. (WorldPoint) which is for a configuration of an Automated External Defibrillator (AED) Prep Kit which includes the RespAide device. This agreement with WorldPoint is exclusive as the Company is prohibited from selling or reproducing the product itself or through agents and WorldPoint is prohibited from reproducing the product in any form. WorldPoint is not expressly prohibited, however, from selling competing products worldwide. The agreement is for all territories with no restrictions and automatically renews on a yearly basis unless terminated by either party. Termination provisions include insolvency, material breach and failure to meet standards. The agreement also requires yearly orders of a minimum of 1,000 units equal to approximately $10,000.

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

Although the medical device industry is highly competitive, the Company's Respaide and disposable filter products are believed to show highly efficient filtration, filter exhaled breath in both directions, are considered easy to use, and have ISO specification of ports for use with BVM and endotracheal tubes. The Company's Superstat product is considered to be safe and easy to use, leaves no residue and does not need to be removed after use, and dissolves on contact with blood. The Company's competitive weaknesses for their existing product line, however, include product price and availability.

Sources and availability of raw materials and the names of principal suppliers
---------------------------------------------------------------------

The raw materials utilized in the production of the Company's proprietary products are readily available from a variety of manufacturers including Weise Labs, Inc., 3M Corporation, Superior Felt and Filtration and Versal. The Company does not expect significant raw material shortages in the future, unless a dramatic increase in the demand for personal protection environmental masks or other products of the Company occurs.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts
--------------------------------------------------------------------------

On February 9, 1996, the Company entered into an Agreement with Douglas K. Beplate, President of the Company, whereby Mr. Beplate granted to the Company all rights, including patent rights, to the commercial exploitation of a dual filtered rotary isolation valve. On June 18, 1996, once the notification that the patent would be issued was received, Douglas K. Beplate executed the Assignment of Invention, assigning to the Company all rights to exploit the dual filtered rotary isolation valve technology.


Effective April 1, 2003, the Company entered into an "Agreement For Assignment of Technology" with Douglas Beplate whereby Mr. Beplate assigned all of his rights, title and interest in various technology, patents and patent applications to the Company. This agreement is entirely separate from the original agreement entered into with Mr. Beplate during 1996 as described above. The 1996 agreement and technology transfer were for the dual rotary isolation valve and any amendments to that patent. This new agreement effective April 1, 2003 reflects the technologies of hydrophobic and hydrophilic filtration used in a BVM setting, the rescission of the 5% royalty included in the original agreement on the Respaide technology, and the license of nano coatings on any filter configuration for environmental masks and any other application for US military use only. Mr. Beplate was to receive a 1% royalty on the gross sales of any and all products utilizing this acquired technology. During June 2004, Mr. Beplate assigned this 1% royalty to a separate company. During October 2005, pursuant to a revised agreement, the Board of Directors of the Company increased this royalty to 2.5% in anticipation of possible revenue leads generated by this separate company. Royalties of $8,400 and $895 were paid pursuant to this agreement for the years ended December 31, 2005 and 2004, respectively.

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

The Company's United States patents are as follows:

PATENT NO.
/APP. NO.           DESCRIPTION                                  EXPIRATION
5,575,279           Dual-filtered Rotary Iso. Valve
                    for Resuscitation                               11/2016
6,375,854           Combined Hydrophobic-hydrophilic Filter
                    for Fluids (Smaller to Larger)                   4/2023
10/128,367          Combined Hydrophobic-hydrophilic Filter
                    for Fluids (Larger to Smaller)                   4/2022
6,062,217           Portable Emergency Safety Resuscitator           5/2020
6,276,363           Portable Emergency Safety Resuscitator           8/2021
09/934,016          Medical Port for Emergency Safety Resuscitator  Pending

The Company's international patents are as follows:

PATENT NO.
/APP. NO.      COUNTRY        DESCRIPTION                        EXPIRATION
2,246,770      Canada         Dual-filtered Rotary Iso. Valve       11/2017
723311         Australia      Dual-filtered Rotary Iso. Valve       11/2017
96945105.3     France         Dual-filtered Rotary Iso. Valve       11/2017
69610644       Germany        Dual-filtered Rotary Iso. Valve       11/2017
0873151        U.K.           Dual-filtered Rotary Iso. Valve       11/2017
PCT/US02/26347 Int'l          Medical Port for Emergency
                                Safety Resusitator                  Pending

Need for any government approval of principal products or services
------------------------------------------------------------------

The Company has received Food and Drug Administration ("FDA") approval for its RespAide CPR isolation mask and vapor isolation valve (disposable filter for BVM's) and the breathing circuit filters as Class II medical devices. Compliance with the approval of the devices requires that they be manufactured in an FDA approved manufacturing facility. The Company currently uses Westmed, an approved facility, for the manufacture of the above products. Although the Company may file a 510K application in the future for acceptance of the NanoMask and NanoMask filters as Class II medical devices, the Company currently has not obtained FDA approval for the NanoMask and NanoMask filters since the product is not currently considered a Class II medical device and FDA approval is not currently required.


The Company will file a 510K application for acceptance as a Class II medical device for the new ELVIS product in the near future. At this time, the Company does not intend to file a premarket notification or premarket approval process, but rather the 510K application. If a 510K application is filed, there is an evaluation process that may or may not result in approval to market the device in the United States. The 510K application evaluation process requires the submission and review of detailed information, including but not limited to, product drawings, prototypes, claims and functions, laboratory testing, manufacturing processes, labeling, quality control and compliance with inspections, post-mark obligations, and import/export requirements. At this time, the Company believes that no clinical trials will be required, however additional information, including clinical trials, may be requested by the FDA once the 510K application is submitted and reviewed.

The Company is required to register on a yearly basis with the FDA, is listed as a manufacturer, and is subject to inspections at its Henderson, NV facility due to the NanoMask filter manufacturing processes currently being performed. In addition, since certain manufacturing processes are performed by Westmed and Superstat (for the Superstat products only), at their facilities in Tucson, AZ and Rancho Dominquez, CA, respectively, both Westmed and Superstat are also subject to FDA inspections.

Research and Development
------------------------

The Research and Development expenditures for the last two years were as follows:

- 2005 ($26,150). These costs are prototype development costs associated with the new products such as materials, supplies, consulting fees, etc.
- 2004 ($0). No funds were spent during 2004 for research and development type activities.

Costs and effects of compliance with environmental laws
-------------------------------------------------------

The Company is not aware of any cost or effect of compliance with environmental laws.

Impact of Inflation
-------------------

At this time, the Company does not anticipate that inflation will have a material impact on its current or future operations.

Employees
---------

The Company currently has approximately 25 employees, most of which are involved directly with the production of the NanoMask filters. The production managers are paid an annual salary but the remaining production employees are paid hourly and at-will. Other employees not involved in production are paid hourly.

The Company also, during 2005, hired a Director of Manufacturing and a Director of Business Development. These employees are paid an annual salary.


The Company has oral agreements with Douglas K. Beplate, President, Peter Clark, former Secretary/Treasurer, and Steve Hanni, Chief Financial Officer / Secretary / Treasurer, calling for salary payments of $96,000 per year, $72,000 per year, and $60,000 per year, respectively. Accrued payroll for Mr. Beplate totaled $0 as of December 31, 2005. Accrued payroll for Mr. Clark totaled $8,000 as of December 31, 2005. Accrued payroll for Mr. Hanni totaled $15,000 as of December 31, 2005. Any accrued amounts are non-interest bearing and subject to change only upon approval by the Board of Directors.

The Company retained the services of two separate manufacturing consultants during 2005 to aide the Company in setting up its new production facility in Nogales, Mexico and to ensure that the Company's quality control standards are in compliance with the FDA regulations.

The Company also retains the services of one related party, full time consultant (Ms. Wendy Harper) pursuant to an oral consulting arrangement at an estimated annual cost of $72,000. The consultant provides ongoing accounting, secretarial and general managerial consulting to the Company.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company presently occupies office, warehouse and manufacturing space located at 175 Cassia Way, Suite A115, Henderson, Nevada 89014 under a three year lease agreement. The property consists of approximately 2,484 square feet of offices, 1,404 square feet of warehouse space, and approximately 2850 square feet of manufacturing space. The Lease Agreement began June 1, 2002, was modified during June 2005 to include additional space, and terminates June 30, 2006. The Company believes this space will be adequate for its needs through the term of the lease.

The Company also presently occupies a manufacturing facility in Nogales, Mexico located at Calle Los Gavilanes, #28, Nogales, Sonora, Mexico, under a three year lease agreement. The property consists of approximately 13,124 square feet. The Lease Agreement began on December 15, 2005 and terminates on December 14, 2008. The monthly lease payment is $4,648 and includes an annual increase not to exceed 3%.

                        ITEM 3.  LEGAL PROCEEDINGS
None.
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Our annual meeting of the shareholders (the AAnnual Meeting@) was held at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on Thursday, October 20, 2005, at 10:00 am, Pacific Time. At the meeting we:

     1. Elected five directors to serve until the expiration of their respective terms and until their respective successors are elected and qualified; and
     2. Ratified the selection of Piercy Bowler Taylor & Kern as our independent auditor for our fiscal year ending December 31, 2005; and

Voting results on the above matters were as follows:

1. Elect Directors                 For         Against      Withheld
Douglas K. Beplate                 24,562,682  -            235,717
David E. Bloom                     24,462,682  100,000      235,717
Thomas Glenndahl                   24,462,682  100,000      235,717
Raymond C.L. Yuan                  24,562,682  -            235,717
Sherman Lazrus                     24,220,682  -            577,717

2. Ratify re-appointment of
   Piercy Bowler Taylor & Kern as
   the Company's independent
   registered                      24,730,784   52,915       14,700

2. Ratify re-appointment of
   Piercy Bowler Taylor
   & Kern as the Company's
   independent registered          24,730,784   52,915       14,700


A total of 24,798,399 shares were represented at the meeting in person or by proxy, or approximately 72% of the total 34,507,348 shares eligible to vote.

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 28, 2006, the Company had approximately 300 shareholders of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

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


     Fiscal Year 2005         High Bid  Low Bid

     Quarter ended 12/31/05   $ 1.14    $ 0.44
     Quarter ended 9/30/05    $ 0.56    $ 0.31
     Quarter ended 6/30/05    $ 0.58    $ 0.35
     Quarter ended 3/31/05    $ 0.60    $ 0.32

     Fiscal Year 2004         High Bid  Low Bid

     Quarter ended 12/31/04   $ 0.57    $ 0.20
     Quarter ended 9/30/04    $ 0.55    $ 0.23
     Quarter ended 6/30/04    $ 0.63    $ 0.28
     Quarter ended 3/31/04    $ 0.90    $ 0.52

     Fiscal Year 2003         High Bid  Low Bid
     Quarter ended 12/30/03   $ 0.70    $ 0.46
     Quarter ended 9/30/03    $ 0.55    $ 0.24
     Quarter ended 6/30/03    $ 0.80    $ 0.26
     Quarter ended 3/31/03    $ 0.28    $ 0.18

During the quarter December 31, 2005, the Company issued the following shares of common stock:

- 3,472,800 shares of common stock in exercise of warrants for total proceeds of $1,009,450. The shares underlying the warrants exercised were registered by the Company on Form S-2, filed with the Commission in November 2004.

- 236,840 shares of common stock to the directors for services rendered valued at $90,000,
- 50,000 shares of common stock to the Company's legal counsel for services rendered valued at $44,000, and
- 975,000 shares of common stock to certain officers and consultants in lieu of past due wages and consulting fees totaling $133,000 and for various bonuses totaling $725,000. The above shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

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

As of December 31, 2005, 1,479,000 shares of the Company's common stock were issued pursuant to the Plan for the services of various individuals to the Company. The 1,479,000 shares (issued during 2004) were recorded at the fair market value of the shares on the date of issuance which was $0.45 per share for a total of $665,550. $42,000 of this amount has been recorded as deferred compensation in the accompanying financial statements as of December 31, 2005 for services to be rendered to the Company in the future, and $45,000 was capitalized to patent and acquired technology costs related to one of the Company's developing products.

The following table summarizes information about equity awards that are outstanding as of December 31, 2005.

                  Number of Shares of     Number of Shares
                  Common stock to be      of Weighted Avg    Common Stock
                  issued upon exercise    Exercise Price     Available for Future
                  of Outstanding          of Outstanding     Issuance (excluding
Plan Category     Options*                Options            shares reflected in *)
----------------- ---------------------   -----------------  ---------------------
Equity
compensation
Plans approved by
Security holders  0                       n/a                0

Equity compensation
plans not approved
by security
holders           0                       n/a                1,021,000


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

Since its inception, the Company has been involved primarily in the development of its technology. During this time, revenues have not been adequate to cover operating expenses. Without adequate revenues to offset expenditures, the Company has reported a loss in each of its years of existence. To date, the Company has funded itself by way of a series of private equity placements. As of the end of fiscal 2005, the Company had offset its accumulated deficit in this manner. The most valuable asset of the Company is its intellectual property and technology. The Company acquired the rights to a substantial portion of its intellectual property from its president and chief executive officer (See Critical Accounting Policies and Estimates, below), which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered vapor isolation valve and the rights to certain other technologies related to environmental masks. Rights pertaining thereto include the right to maintain, sell and improve the devices, and to license those rights. Although the Company believes its technology to be very valuable in the economic sense, this value is not quantified as such on the Company's balance sheet since the technology is recorded at historical cost rather than fair value.

Results of Operations
---------------------

Revenues: During 2005, the Company reported an increase in revenues of $249,041 or approximately 61% from revenues for 2004, primarily due to the substantial increase in NanoMask and NanoMask replacement filter sales during late 2005 as compared to 2004. The Company commenced production of the filters at the Company's Henderson, NV facility during November 2005. Following an initial ramp-up period, which was used to fine-tune equipment, hire workers, and establish standard operating procedures, the Company was able to ship approximately 600,000 NanoMask filters and 50,000 NanoMask shells to distributors by the end of 2005. The Company expects revenues for the NanoMask and NanoMask replacement filters to increase significantly during 2006 since the Company has entered into numerous domestic and
international distributor agreements with minimum order quantities.   In
the aggregate, these distributors have committed to purchase a total of 580,000 masks and 9,800,000 filters in 2006, and 715,000 masks and 11,450,000 filters in 2007. The Company is also pursuing additional domestic and international distributor agreements.

Along with a manufacturing facility opened in Henderson, NV during October 2005, in February 2006 the Company opened a manufacturing facility in Nogales, Mexico and has commenced production of the Company's NanoMask filters at that location. Through the combined production facilities, the Company expects to be able to produce approximately 1 million NanoMask filters per week, enabling it to fulfill its supply commitments to its international and domestic distributors, as well as pursue large retail and medical products customers with whom the Company has already held discussions, although no agreements have yet been executed.

Revenues have also been generated in 2005 and 2004 in part from the sale of the emergency CPR assistance device. Sales for this product decreased during 2005 primarily due to the substantial decrease in orders from the U.S. military during 2005 as compared to 2004. Government orders, historically, have been sporadic based upon the timing of their restocking requirements, although there are no guarantees as to when or if the government will continue to re-order any of the Company's products. In addition to competition from other companies that may offer alternative products, governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military.

Additionally, the Company generated revenues in 2005 and 2004 related to Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. and foreign governments and militaries. Revenues related to Superstat remained relatively constant for 2005 as compared to 2004. As previously discussed, in addition to competition from other companies that may offer alternative products, governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military.

Cost of Sales: During 2005, the Company reported an increase in cost of sales of approximately $149,000 or 57% compared to 2004, which is commensurate with the increase in revenues for the same period. Costs as a percentage of sales were 63% and 65% for the years ended December 31, 2005 and 2004, respectively. The Company expects costs as a percentage of sales to decline to approximately 50% to 55% in the near future once the manufacturing facility in Mexico is operating efficiently, unless significant changes in the cost of materials occur. The significant components of the Company's cost of sales include actual product cost, including outsourced manufacturing and packaging, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: General and administrative expenditures for 2005 as compared to 2004 remained relatively constant with an increase of $129,028,
or approximately 8.1%.   The Company expects general and administrative
expenses to increase slightly in the near future due to the need for additional accounting and other consulting services required for the increase in production and revenues that are expected during 2006. During late 2005, the Company hired a Director of Manufacturing and a Director of Business Development and expects to incur additional operating costs related to this and the hiring of marketing personnel.

During 2005, the Company issued 236,840 shares of common stock to its directors valued at $0.38 per share for services rendered totaling $90,000 in their positions as directors. The Company also issued 1,025,000 shares of common stock during 2005 to certain officers and consultants for services rendered and in lieu of unpaid salaries valued at $0.88 per share, or $902,000.

During 2004, the Company issued 400,000 shares of common stock to its directors valued at $0.36 per share for services rendered in their positions as directors. The Company also issued approximately 1,400,000 shares of common stock during 2004 for services rendered and to be rendered to various outside consultants and lawyers. These services include efforts to form strategic alliances and relationships with potential distributors of the Company's products, including any product-related public relations efforts associated with the efforts, developing marketing programs specifically targeted to promoting brand name awareness, legal fees, patent related services, and services related to researching potential product distribution agreements and/or marketing agreements in the Pacific Rim.

The Company expects salaries and wages expenses to increase significantly over the next twelve months due to increased production. The Company anticipates that expenses for director fees, consulting, and other services rendered will remain relatively constant over the next few years. The significant components of the Company's operating expenses for 2005 include salaries and wages totaling $887,671, consulting, director fees and other professional services totaling $660,064, product and liability insurance totaling $50,649 and office rent totaling $60,166.

Research and development: Although not significant for the periods presented, the Company expects research and development costs to increase somewhat in the future as the Company intends to bring additional products to market during the next twelve months. Future research and development costs for testing, validation and FDA filings for these potential new products are estimated to range from $50,000 to $60,000 during the next twelve months. The Company spent approximately $52,000 during the year ended December 31, 2005, for additional molds required for one of its new products, ELVIS (Emergency Life-Support Ventilation and Intubation System), and approximately $21,000 for molds required for the children's version of the NanoMask. An additional $30,000 to $40,000 may also be required for the production of molds for other potential new products. The significant components of the Company's research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources
-------------------------------

The Company has not been able, in the past, to generate sufficient net cash inflows from operations to sustain its business efforts as well as to accommodate its growth plans. However, at the present time, the Company believes that it will have sufficient cash inflows from future operations along with its existing cash resources, to sustain its business efforts going forward. Management has been able to secure numerous domestic and
international distributor agreements with minimum order quantities.   In
the aggregate, these distributors have committed to purchase a total of 580,000 masks and 9,800,000 filters in 2006, and 715,000 masks and 11,450,000 filters in 2007. The Company is expecting to show a significant increase in revenues during 2006 due to these new distribution agreements. These minimum orders, assuming they are fulfilled, would generate revenues of approximately $8,000,000 to $9,000,000 for 2006.

Also during 2005, the Company entered into a non-exclusive distribution agreement with 2H Distributors, a California-based company, to distribute the Company's environmental masks to both retail and wholesale market segments in the United States and internationally. 2H Distributors has recently begun ordering an increased amount of environmental masks and filters and is continually marketing the product and seeking retail outlets throughout the country. Their wholesale marketing plans entail forming partnerships with a number of consumer products distributors in Southeast Asian markets such as Vietnam and Thailand.

The Company is also pursuing additional domestic and international distributor agreements. Because of a significant increase in demand, as previously discussed, the Company opened its NanoMask filter manufacturing facility in Henderson, NV during October 2005, and in February 2006, the Company opened a manufacturing facility in Nogales, Mexico and has commenced production of the Company's NanoMask filters at that location. Through the combined production facilities, the Company expects to be able to produce approximately 1 million NanoMask filters per week, enabling it to fulfill its supply commitments to its international and domestic distributors, as well as pursue large retail and medical products customers with whom the Company has already held discussions. If the demand for these filters continues, the Company expects to be able to generate sufficient cash flow from operations to cover its ongoing expenses, and thus will not need to raise additional funds.

During 2004, the Company entered into three separate subscription agreements with accredited investors, pursuant to an offering conducted under Rule 506 of Regulation D, as promulgated under the Securities Act of 1933. In connection with the offering, the Company sold 3,000,000 shares of common stock at a purchase price of $0.25 per share, pursuant to which the Company received gross proceeds of $750,000. In connection with this offering, the Company also issued (i) Class A Warrants for the purchase of 3,600,000 shares of common stock; and (ii) Class B Warrants for the purchase of 2,000,000 shares of common stock. The Class A Warrants are exercisable at $0.30 per share for a two year period. The Class B Warrants were cancelled during early 2005. During 2005, all of the 3,600,000 Class A Warrants were exercised for total gross proceeds to the Company of $1,080,000.

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

During 2005 and 2004, the Company also issued 692,300 and 906,775 shares of common stock, respectively, through the exercise of common stock warrants previously granted from a separate offering conducted during 2003, for total proceeds of $173,075 and $271,381, respectively. Subsequent to December 31, 2005, the Company issued an additional 100,000 shares of common stock through the exercise of common stock warrants for total proceeds of $25,000. In addition, the Company may receive additional funds of up to approximately $117,000 through the exercise of common stock warrants currently outstanding.

The Company intends to bring additional products to market during the next twelve months, including the breathing circuit filters, the ELVIS BVM bag, and the continued marketing and development of the NanoMask and NanoMask filters as previously described. The research and development costs associated with the ELVIS BVM device will be the most significant. The estimated costs for testing, validation and FDA filings for these potential new products are estimated to range from $50,000 to $60,000 during the next twelve months. The Company spent approximately $52,000 during the year ended December 31, 2005, for additional molds required for the ELVIS BVM bag, and approximately $21,000 for molds required for the children's version of the NanoMask. An additional $30,000 to $40,000 may also be required for the production of molds for other potential new products.

Cash used by our operating activities for the years ended December 31, 2005 and 2004 was funded primarily by the sale of common stock for cash and from the exercise of outstanding stock warrants.


On October 20, 2005, the Company issued 387,976 shares of common stock in lieu of outstanding debt as follows:

 - 34,091 shares to the Company's President for past due wages;
 - 42,614 shares to the Company's Secretary/Treasurer for past due wages;
 - 51,136 shares to the Company's Chief Financial Officer for past due wages;
 - 236,840 shares to the Company's directors for past board service; and
 - 23,295 shares to a related consultant for past services performed.

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

As of December 31, 2005, 1,479,000 shares of the Company's common stock were issued pursuant to the Plan for the services of various individuals to the Company. The 1,479,000 shares (issued during 2004) were recorded at the fair market value of the shares on the date of issuance which was $0.45 per share for a total of $665,550. However, a total of $492,540 of this amount was originally recorded as deferred compensation for services to be rendered to the Company in the future, and $45,000 was capitalized to patent and acquired technology costs related to one of the Company's developing products. Amortization of $450,540 of the deferred compensation was recorded through December 31, 2005, leaving a remaining balance of deferred compensation of $42,000 at December 31, 2005.

In September 2004, the Company announced that it had been awarded a Prototype Development/Testing/Evaluation Grant (PDT&E) to develop a testing protocol for filter media on behalf of the U.S. Military. As part of this project, the Company tested their licensed nano-enhanced filter media at Edgewood Chemical Biological Center in Edgewood, Maryland. The original study funded by the grant comprised protocols or tests to evaluate the Company's filter media efficacy against four different contaminants. As a result of the successful completion of this testing phase, the Company was requested by the United States military to test its filter media against a number of additional contaminants. This final phase of testing was completed during May 2005. As a result of these successful tests, the U.S. military is currently introducing the Company's technology to companies that manufacture filters for various military applications with the aim of having them incorporate the technology in their filter applications. The Company would also expect to sub-license its nano-enhanced filter media to a number of Department of Defense approved manufacturers to develop and/or enhance existing filtration products that are currently used by the U.S. Air Force, Army and Navy, as well as to commence development of new product applications that will serve to better protect U.S. Military personnel.
The $75,000 grant was received by the Company during early 2006.

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

During our current fiscal year 2006, the Company expects that it will be able to continue measures that will (i) reduce unnecessary cash outflows, and (ii) increase revenues through our improved marketing efforts.

The Company's future business model is intended to be cost-efficient and will emphasize: (1) continued development of the NanoMask and NanoMask filters, including the introduction of a child's mask, and the continued pursuit of additional domestic and international distributor agreements;
(2) establishing continual efficiencies in its manufacturing facilities in order to cut costs and improve quality control; (3) in-house research and development; (4) accumulation of intellectual property assets; and (5) ownership of key production equipment.

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

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The Company has previously accounted for any stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, the effect of which has not been significant in recent periods due to the absence of such compensation. The provisions of SFAS 123R will be effective during the first interim fiscal period that begins after December 15, 2005, during which the Company grants any form of stock-based compensation. Since the Company has no present plans to award such compensation in the foreseeable future, the likely effect of adoption cannot be predicted at this time.

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

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                         AND FINANCIAL DISCLOSURE

There were no disagreements with Piercy Bowler Taylor & Kern on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Piercy Bowler Taylor & Kern would have caused Piercy Bowler Taylor & Kern to make reference to the subject matter of such disagreements in connection with their reports on our 2005 or 2004 financial statements.

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

                                PART III.
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name                          Age    Position                  Held Since
-----------------------       -----  -----------------------   -----------------
Douglas K. Beplate            51     President, Director       July 2000
Peter Clark                   54     Secretary, Treasurer      June 1997
                                                                  November 2005
Steve M. Hanni                38     Chief Financial Officer   November 2005
                                     Secretary, Treasurer      November 2002

Thomas Glenndahl              59     Director                  May 2002
Dr. Raymond C.L. Yuan         62     Director                  December 1997
Sherman Lazrus                72     Chairman of the Board     June 2001
                                     Director                  December 1998
David Bloom                   56     Director                  May 2004

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

Peter Clark joined the Company in 1995, and was subsequently appointed Secretary/Treasurer and elected to the Board of Directors in 1997. He resigned from the board in 2002, and resigned as Secretary/Treasurer in November 2005. Mr. Clark has more than 17 years experience in product development, sales and marketing. He began his career in 1981 as a buyer for Udisco, d.b.a. Sunset Sports Center of Salt Lake City, UT, and remained in that position until 1986. In 1986, Mr. Clark became Merchandise Coordinator, Western Region for Herman's Sporting Goods, Inc. of Carteret, NJ and was subsequently promoted to Merchandise Director in 1989. He held this position until joining the Company. Mr. Clark graduated from Colorado State University in 1975 with a Bachelor of Science degree in Exercise and Sports Science.

Steve M. Hanni, Chief Financial Officer, was appointed as the CFO on a part-time basis during November 2002 and was appointed Secretary/Treasurer in November 2005. He has worked extensively with the Company over the past eight or nine years as an outside auditor or financial consultant. Mr. Hanni currently devotes approximately 30-40% of his time with the Company. He is also currently a partner in the accounting firm of Stayner, Bates & Jensen, PC in Salt Lake City, Utah. He was formerly an audit partner with HJ & Associates, LLC from 1997 to 2001 where he served as the Company's outside auditor. He received his BA from Weber State University in 1993 and an MA in Accounting from Weber State University in 1994. He has worked extensively with small public companies in numerous industries.

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

Sherman Lazrus, Chairman of the Board of Directors, was elected to the Board in December 1998, was appointed as Interim Chief Executive Officer in June 2001, and resigned from that position during October 2005. Mr. Lazrus has nearly 40 years' experience in government and private sector health care and health care finance. Mr. Lazrus presently also serves as President of American Medical Capital, a division of American Medical Enterprises, LLC located in Bethesda, Maryland, a financial services and investment banking company specializing in the healthcare industry, a position he has held since 1991. Mr. Lazrus is also currently a director for Imaging Diagnostics Systems, Inc., a medical technology company that has developed a laser breast imaging system, and currently located in Plantation, Florida. Imaging Diagnostics Systems, Inc. is traded on the NASDAQ OTCBB under the symbol AIMDS@. Mr. Lazrus has been a director since December 2002. From 1976 through 1991, Mr. Lazrus held management positions in private sector health care and health care finance companies. From1975 to 1976, Mr. Lazrus served as Deputy Assistant Secretary of Defense for Health Resources and Programs where his principal responsibility was the development of policies and legislation concerning operation of the military health care system and the CHAMPUS program covering approximately 10 million people with annual operation costs of approximately $3.5 billion. From 1973 to 1975, Mr. Lazrus served as Director, Office of Policy Coordination, Office of Assistant Secretary of Health where he was responsible for Medicare and Medicaid policy matters.

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

            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the AExchange Act@), and, in connection therewith, directors, officers, and beneficial owners of more than 10% of our Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of our Common Stock. We believe to the best of our knowledge that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports for the year ended December 31, 2005 have been timely filed, except for the following:

Douglas Beplate, our President, filed a Form 4 late on March 8, 2006, reporting two gifting transactions in December 2005.


                      ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2005, the end of our last completed fiscal year for which this report is being filed):


                   Long Term Compensation                   Long Term    Compensation
                                                       Awards         Payouts

                                             Other      Restr                     All
Name &                                      Annual      icted            LTIP   Other
Principal                                   Compen      Stock  Options Payout  Compen
Position     Year       Salary       Bonus  sation     Awards  /SARs #    ($)  sation
-------------------------------------------------------------------------------------
Douglas
 Beplate     2005 $102,000 (1)$366,000 (2)      $0 $18,000(2)       $0     $0      $0
President    2004  $96,000 (1)          $0      $0         $0       $0     $0      $0
             2003  $96,000 (1)          $0      $0         $0       $0     $0      $0

Steve Hanni  2005  $60,000 (3) $43,000 (4)      $0         $0       $0     $0      $0
 CFO         2004  $60,000 (3) $39,600 (4)      $0         $0       $0     $0      $0
             2003     $60,000           $0      $0         $0       $0     $0      $0


(1) In 2003, Mr. Beplate received $37,000 in cash and the remaining balance was accrued. In 2004, Mr. Beplate received $46,500 in cash and $90,000 in the form of shares issued at $.36 per share representing the remaining accrued salaries from 2002, 2003 and part of 2004. In 2005, Mr. Beplate received $114,000 in cash and $30,000 in the form of shares issued at $0.88 per share representing any unpaid accrued salaries. Total remaining unpaid salary due to Mr. Beplate at December 31, 2005 totaled $0.
(2) In 2005, Mr. Beplate also received 415,909 shares issued at $.88 per share representing a bonus totaling $366,000, and 47,368 shares issued at $0.38 per share as a directors fee totaling $18,000.
(3) In 2004, Mr. Hanni received $25,000 in cash and $20,000 in the form of shares issued at $0.36 per share, and the remaining $15,000 was accrued.
In 2005, Mr. Hanni received $15,000 in cash and $45,000 in the form of shares issued at $0.88 per share. Total remaining unpaid salary due to Mr. Hanni at December 31, 2005 totaled $15,000.
(4) In 2004, Mr. Hanni also received 110,000 shares issued at $0.36 per share representing a bonus totaling $39,600. In 2005, Mr. Hanni received 48,864 shares issued at $0.88 per share representing a bonus totaling $43,000.

Compensation of Directors
-------------------------

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

During fiscal 2005 and 2004, the Company issued a total of 236,840 and 400,000 shares of common stock, respectively, valued at $0.38 and $0.36 per share, respectively, to the Company's directors for director services rendered totaling $90,000 and $144,000, respectively.

The board of directors met one time in person and five times via telephone during fiscal 2005.

Committees of the Board of Directors
------------------------------------

The Company is not required to have an Audit Committee and does not. The tasks and financial oversight responsibilities of this committee are performed by the entire board of directors.

Code of Ethics
--------------

The Company adopted a Code of Ethics for its executive officers and employees during the year ended December 31, 2005. The Code of Ethics is posted on the Company's website at www.emergencyfiltration.com.


 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 15, 2006 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 39,341,988 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. Beneficial ownership numbers and calculation of % of class assume the exercise of any outstanding options and warrants and the corresponding increase in the number of outstanding shares.


Title of Class      Name and Address         Number of Shares    % of Class
--------------      -----------------------  ----------------    -----------
Common              Douglas K. Beplate
                    175 Cassia Way, Ste. A115
                    Henderson, NV 89014      3,800,368           9.66%

Common              Peter Clark
                    175 Cassia Way, Ste. A115
                    Henderson, NV 89014      2,078,524           5.28%

Common              Josiah T. Austin
                    12626 Turkey Creek Road
                    Pearce, AZ 85625         3,759,500           9.56%

Securities Ownership of Officers and Directors
----------------------------------------------

Title of Class      Name and Address         Number of Shares    % of Class
--------------      ---------------------    ----------------    -----------
Common              Douglas K. Beplate
                    President, Director      3,800,368           9.66%

Common              Steve M. Hanni
                    Chief Financial Officer
                    /Sec./Treas.               323,451           0.82%

Common              Dr. Raymond C.L. Yuan
                    Director                   382,368           0.97%

Common              Sherman Lazrus
                    Chairman of the Board      347,368           0.88%

Common              David Bloom
                    Director                   147,368           0.37%

Common              Thomas Glenndahl
                    Director                   377,368           0.96%
--------------      ---------------------    ----------------    -----------
                    Total (6 persons)        5,378,291           13.67%
                    ----------------         ---------           ------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following related party transactions occurred during the years ended December 31, 2005 and 2004 which are required to be disclosed pursuant to
Item 404 of Regulation S-B.

Stock Issuances to Related Parties
----------------------------------

On October 20, 2005, the Company issued 1,211,840 shares of common stock in lieu of outstanding debt and other services rendered as follows:

 - 450,000 shares to the Company's President, Doug Beplate, for past due wages totaling $30,000 and a bonus of $366,000;
 - 350,000 shares to the Company's former Secretary/Treasurer, Peter Clark, for past due wages totaling $37,500 and a bonus of $270,500;
 - 100,000 shares to the Company's Chief Financial Officer, Steve Hanni, for past due wages totaling $45,000 and a bonus of $43,000;
 - 75,000 shares to a related consultant, Wendy Harper, for outstanding debt totaling $20,500 and other services rendered totaling $45,500. Ms. Harper provides outside accounting, secretarial, and general managerial consulting services to the Company; and
 - 236,840 shares to the Company's directors for past board service totaling $90,000.

On September 30, 2004, the Company issued 1,293,556 shares of common stock in lieu of outstanding debt and other services rendered and to be rendered as follows:

 - 250,000 shares to the Company's President, Doug Beplate, for past due wages;
 - 325,000 shares to the Company's former Secretary/Treasurer, Peter Clark, for past due wages and other services rendered;
 - 318,556 shares to the Company's Chief Financial Officer, Steve Hanni, for past due wages and for future compensation of $66,000 as of December 31, 2004; and
 - 400,000 shares to the Company's directors for past board service.

Stock Options
-------------

During 2001, the Company modified 600,000 vested options of various officers and directors of the Company originally accounted for as fixed stock options and originally expiring on various dates between December 2001 and December 2003 to (i) reduce the exercise price to $0.49 per share (a price above the current market price of the Company's stock on the date of modification), and (ii) extend the expiration date to June 28, 2004. Accordingly, these options originally were to be accounted for as variable stock options from the date of the modification. The Company did not incur any compensation expense during 2005 or 2004 under these variable stock options. Under variable stock options, the Company could incur additional compensation expense in the future arising from the excess of the fair market value of the Company's stock over the exercise price of the related options. 400,000 of the 600,000 modified stock options were later cancelled during 2002 and the remaining 200,000 expired unexercised during 2004.


                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                      Page

Report of Registered Public Accounting Firm -
  Piercy Bowler Taylor & Kern                                            26
Balance sheet as of December 31, 2005                                    27
Statements of operations for the years ended December
   31, 2005 and 2004                                                     28
Statements of stockholders' equity for the years ended
   December 31, 2005 and 2004                                            29
Statements of cash flows for the years ended December
   31, 2005 and 2004                                                     31
Notes to the financial statements                                        33

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None.

 (a)(3)EXHIBITS. The following exhibits are included as part of this report:

Exhibit No.    Description
-----------    -----------------------------------------------------------
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

(b) Reports on Form 8-K.

On November 17, 2005, the Company filed a Current Report on Form 8-K with the Commission announcing, along with a Press Release, that the Company was producing NanoMask filters at its new production facility in Henderson, NV and details surrounding the initial production runs.

            ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

Information required by Item 9(c) of Schedule 14A

  1) Audit Fees - The aggregate fees billed us to date for fiscal years 2005 and 2004 for professional services rendered by Piercy Bowler Taylor & Kern for the audit of our annual financial statements and review of our quarterly financial statements was approximately $40,500 and $37,500, respectively.

  2) Audit-Related Fees - The aggregate fees billed us for fiscal years 2005 and 2004 for professional services rendered by Piercy Bowler Taylor & Kern for other professional services rendered such as the review of the Company's S-2 registration statement and S-8 filings was $0 and $6,150, respectively.

  3) Tax Fees - None
  4) All Other Fees - None

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENCY FILTRATION PRODUCTS, INC.

March 21, 2006
                              By /S/Douglas K. Beplate
                              Douglas K. Beplate, President

March 21, 2006
                              By /S/Steve M. Hanni
                              Steve M. Hanni, Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signature                Title                    Date
-------------------      ----------------------   ---------------

/S/ Sherman Lazrus       Chairman of the Board    March 21, 2006
/S/ Douglas K. Beplate   President, Director      March 21, 2006
/S/ Raymond C.L. Yuan    Director                 March 21, 2006
/S/ Thomas Glenndahl     Director                 March 21, 2006
/S/ David Bloom          Director                 March 21, 2006




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Emergency Filtration Products, Inc.
Henderson, Nevada

We have audited the accompanying balance sheet of Emergency Filtration Products, Inc. (the Company) as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, its financial position as of December 31, 2005, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

/S/
Piercy Bowler Taylor & Kern
Certified Public Accountants and Business Advisors
Las Vegas, Nevada

February 10, 2006

                    EMERGENCY FILTRATION PRODUCTS, INC.
                               Balance Sheet
                             December 31, 2005

                                   ASSETS
                                  -------
CURRENT ASSETS
  Cash                                                       $    467,512
  Accounts receivable, net of an allowance for doubtful
   accounts of $4,025                                             418,588
  Prepaid expenses and other                                      131,475
  Inventory                                                       217,985
                                                             -------------
                                                                1,235,560
                                                             -------------
PROPERTY AND EQUIPMENT,
  net of accumulated depreciation of $210,677                     302,356
                                                             -------------
OTHER ASSETS
  Patents and acquired technology, net of accumulated
   amortization of $217,417                                       897,370
  Deposits and other assets                                         3,462
                                                             -------------
                                                                  900,832
                                                             -------------
                                                             $  2,438,748
                                                             =============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES
  Accounts payable, related parties                          $     21,737
  Accounts payable, other                                         190,537
  Accrued expenses                                                149,055
  Notes payable                                                    20,693
                                                             -------------
                                                                  382,022
                                                             -------------
STOCKHOLDERS' EQUITY
  Common stock, 50,000,000 shares authorized of $0.001
   par value, 39,241,988 shares issued and outstanding             39,242
  Additional paid-in capital                                   13,450,194
  Deferred compensation                                           (42,000)
  Deficit                                                     (11,390,710)
                                                             -------------
                                                                2,056,726
                                                             -------------
                                                             $  2,438,748
                                                             =============



The accompanying notes are an integral part of these financial statements.

                    EMERGENCY FILTRATION PRODUCTS, INC.
                          Statements of Operations
               For the years ended December 31, 2005 and 2004

                                                       December 31,
                                                    2005          2004
                                                ------------  ------------
NET SALES                                       $   654,872   $   405,831

COSTS AND EXPENSES
  Cost of sales                                     411,216       261,941
  Depreciation and amortization                     104,659       110,161
  Research and development                           26,150             -
  Selling, general and administrative             1,723,510     1,594,482
                                                ------------  ------------
                                                  2,265,535     1,966,584
                                                ------------  ------------
LOSS FROM OPERATIONS                             (1,610,663)   (1,560,753)
                                                ------------  ------------
OTHER INCOME (EXPENSE)
  Interest expense                                   (2,033)      (44,480)
                                                ------------  ------------
    NET LOSS                                    $(1,612,696)  $(1,605,233)
                                                ============  ============

BASIC AND DILUTED LOSS PER SHARE                $     (0.05)  $     (0.06)
                                                ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                      35,263,999    29,110,478
                                                ============  ============


The accompanying notes are an integral part of these financial statements.


                    EMERGENCY FILTRATION PRODUCTS, INC.
                     Statements of Stockholders' Equity
               For the Years Ended December 31, 2005 and 2004

                                                   Accumulated
                                                         Other
                                Additional Deferred    Compre
                   Common Stock   paid-in   Compen   hensive       Stockholders
                Shares  Dollars    capital   sation    income   Deficit    Equity
           -----------  ------- ---------- -------- --------- ----------- -----------
Balances,
January
1, 2004     27,246,517  $27,246 $9,269,434 $     -  $  1,860  $(8,172,781) $1,125,759

Common stock
issued in
exercise of
warrants at
prices ranging
from $0.25 to
$0.50 per
share          906,775      907    270,474        -         -           -     271,381

Common stock
and warrants
issued pursuant
to a private
placement at
$0.25 per share,
net of related
offering costs
of $119,250
             3,000,000    3,000    627,750        -         -           -     630,750

Common stock
issued to
directors for
services
rendered valued
at $0.36 per
share          400,000      400    143,600        -         -           -     144,000

Common stock
issued to
officers in lieu
of past due wages
and bonuses
valued at $0.36
per share      630,556      631    226,369        -         -          -      227,000

Common stock
issued for
services
rendered and
for services
to be rendered
at prices
ranging from
$0.36 to $0.45
per share
             1,404,000    1,404    628,146 (68,000)         -           -     561,550

Common stock
issued to
acquire
additional
rights to
certain
technology
valued at $0.45
per share      100,000      100     44,900        -         -           -      45,000

Unrealized
foreign
exchange
loss                 -        -          -        -   (9,770)           -     (9,770)

Net loss
for 2004             -        -          -        -         - (1,605,233) (1,605,233)
           -----------  ------- ---------- -------- --------- ----------- -----------
Balances,
December
31, 2004    33,687,848  $33,688$11,210,673$(68,000) $ (7,910)$(9,778,014)  $1,390,437
           ===========  ======= ========== ======== ========= =========== ===========

   The accompanying notes are an integral part of these financial statements.


                         EMERGENCY FILTRATION PRODUCTS, INC.
                          Statements of Stockholders' Equity
                    For the Years Ended December 31, 2005 and 2004

                                                   Accumulated
                                                         Other
                                Additional Deferred    Compre
                   Common Stock   paid-in   Compen   hensive       Stockholders
                Shares  Dollars    capital   sation    income   Deficit    Equity
           -----------  ------- ---------- -------- --------- ----------- -----------
Balances,
December
31, 2004    33,687,848  $33,688$11,210,673$(68,000) $ (7,910)$(9,778,014) $ 1,390,437

Common stock
issued in
exercise of
warrants at
prices ranging
from $0.25 to
$0.30 per
share        4,292,300    4,292  1,248,783        -         -           -   1,253,075

Common stock
issued to
directors for
services
rendered valued
at $0.38
per share      236,840      237     89,763        -         -           -      90,000

Common stock
issued to
officers in
lieu of past
due wages and
bonuses valued
at $0.88 per
share          900,000      900    791,100        -         -           -     792,000

Common stock
issued for
services
rendered at
$0.88 per
share          125,000      125    109,875        -         -           -     110,000

Amortization
of deferred
compensation         -        -          -   26,000         -           -      26,000

Unrealized
foreign exchange
gain                 -        -          -        -     7,910           -       7,910

Net loss
for 2005             -        -          -        -         - (1,612,696) (1,612,696)
           -----------  ------- ---------- -------- --------- ----------- -----------
Balances,
December
31, 2005    39,241,988  $39,242$13,450,194 $(42,000)$       -$(11,390,710) $2,056,726
           =========== ======== ========== ========= ======== ============ ==========



 The accompanying notes are an integral part of these financial statements.

                    EMERGENCY FILTRATION PRODUCTS, INC.
                          Statements of Cash Flows
               For the Years Ended December 31, 2005 and 2004

                                                       December 31,
                                                --------------------------
                                                     2005         2004
                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(1,612,696)  $(1,605,233)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                       30,339        38,257
  Amortization of patent costs                       74,320        71,904
  Loss on vacating lease                                  -         8,674
  Bad debts                                           4,010        22,780
  Common stock issued for services                  885,000       702,550
 Changes in operating assets and liabilities:
  Accounts receivable                              (414,528)      (17,476)
  Prepaid expenses and other                        (63,302)       77,140
  Inventory                                         (34,710)         (835)
  Deposits                                                -         8,268
  Accounts payable - unrelated and related parties  139,780       163,332
  Accrued expenses                                    59,294       (2,071)
                                                ------------  ------------
   Net cash used in operating activities           (932,493)     (532,710)
                                                ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               (266,514)            -
                                                ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued through exercise
   of warrants for cash                           1,253,075       271,381
  Net proceeds from other sales of common stock           -       630,750
  Payments on notes payable                         (32,617)      (70,001)
                                                ------------  ------------
   Net cash provided by financing activities      1,220,458       832,130
                                                ------------  ------------

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
  ON CASH                                             7,910        (9,770)
                                                ------------  ------------
NET INCREASE IN CASH                                 29,361       289,650
                                                ------------  ------------
CASH AT BEGINNING OF YEAR                           438,151       148,501
                                                ------------  ------------
CASH AT END OF YEAR                             $   467,512   $   438,151
                                                ============  ============

The accompanying notes are an integral part of these financial statements.

                    EMERGENCY FILTRATION PRODUCTS, INC.
                    Statements of Cash Flows (Continued)
               For the Years Ended December 31, 2005 and 2004

                                                       December 31,
                                                --------------------------
                                                     2005         2004
                                                ------------  ------------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash payments for interest                    $     2,036    $    2,781
  Non-cash investing and financing activities
   Common stock issued for services             $   859,000    $  278,010
   Common stock issued for deferred compensation          -        68,000
   Common stock issued to reduce accounts
    payable, related party                          133,000       230,000
  Common stock issued for patent rights and
    acquired technology                                   -        45,000
  Deferred costs financed with debt                  35,701        59,600




The accompanying notes are an integral part of these financial statements.

                    EMERGENCY FILTRATION PRODUCTS, INC.
                     Notes to the Financial Statements
               For the Years Ended December 31, 2005 and 2004

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business
------------------

Emergency Filtration Products, Inc. (the "Company") engages in the development, production and sale of emergency respiration equipment, environmental masks and other related products.

The Company has not been able, in the past, to generate sufficient net cash inflows from operations to sustain its business efforts as well as to accommodate its growth plans. However, at the present time, the Company believes that it will have sufficient cash inflows from future operations along with its existing cash resources, to sustain its business efforts going forward. Management has been able to secure numerous domestic and international distributor agreements with minimum order quantities that are expected to generate sufficient revenues to sustain operations going forward.

Significant Accounting Policies
-------------------------------

Inventory

Raw materials and finished goods are stated at the lower of cost
(determined on a first-in, first-out basis) or market.   Inventory at
December 31, 2005, consists of raw materials used in the production of the NanoMasks and NanoMask filters, and the assembly and production of the emergency respiration equipment and finished goods, which also includes direct labor and overhead directly attributable to the production of the inventory.

Inventory at December 31, 2005 is as follows:


         Raw materials                           $  156,512
         Finished goods                              61,473
                                                 ----------
                                                 $  217,985
                                                 ==========

Patents and acquired technology costs

Amortization is provided over an estimated economic useful life, currently
15 years. Management reviews the carrying value and the estimated life of these assets annually for evidence of impending obsolescence or other impairment and considers, based on its current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence, whether any write-downs should be taken or whether the estimated useful lives should be shortened (Note 2).

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


                    EMERGENCY FILTRATION PRODUCTS, INC.
               Notes to the Financial Statements (continued)
               For the Years Ended December 31, 2005 and 2004

NOTE 1   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basic and diluted loss per share

The computation of basic and diluted loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Common stock equivalents, consisting of 341,250 and 4,633,550 stock warrants at December 31, 2005 and 2004, respectively, (without consideration of the number of shares repurchasable with the proceeds of exercise under the "treasury stock method") have not been included in the calculation as their effect would be anti-dilutive for the periods presented. Basic and diluted loss per share are, therefore, equal.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the seller=s price to the buyer is fixed or determinable, collectibility is reasonably assured and delivery has occurred. As such, the Company recognizes revenue for its products generally when the product is shipped and title passes to the buyer. There are no multi-deliverables or product warranties requiring accounting recognition.

Legal defense costs

The Company does not include estimated future legal and related defense costs in accruable loss contingencies but rather records such costs as expense when the related services are provided.

Reclassifications

Certain 2004 items have been reclassified to conform to 2005 presentation.

NOTE 2   PATENTS AND ACQUIRED TECHNOLOGY

In a prior year, the Company acquired rights to certain intellectual property, including title to the patent on a component of an emergency CPR assistance device called a dual filtered rotary isolation valve pursuant to an agreement with its President. Rights pertaining thereto include the right to maintain, sell and improve the device, and to license those rights. In conjunction with the technology transfer of the dual filtered isolation valve, the Company also has a consulting agreement with this individual to continue developing the product including market validation, testing, approval, molds and ongoing marketing.

















                    EMERGENCY FILTRATION PRODUCTS, INC.
               Notes to the Financial Statements (continued)
               For the Years Ended December 31, 2005 and 2004

NOTE 2   PATENTS AND ACQUIRED TECHNOLOGY (Continued)

Previously, under an earlier agreement, the President had assigned all of his rights, title and interest in various technology, patents and patent applications to the Company. The new agreement reflects the purchase of additional technologies related to hydrophobic and hydrophilic filtration, which was developed by this individual outside of his previous consulting agreement and before he became an officer or director of the Company, and the license of nanocoatings on any filter configuration for environmental masks and any other application for US military use only. The nanocoatings technology was also developed by this individual outside of his consulting agreement and before he became an officer or director of the Company. The asset recorded on the initial purchase of the technology was valued at $975,000 and paid for in cash to the extent of $130,000 and 3,250,000 shares of common stock valued at $0.26 per share. The President was also, originally, to receive a 1% royalty on the gross sales of any and all products utilizing the technology. During June 2004, the Company=s
President assigned this 1% royalty to a separate company. During October
2005, pursuant to a revised agreement, the Board of Directors of the Company increased this royalty to 2.5% in anticipation of possible revenue leads generated by this separate company. Royalties of $8,400 and $895 were paid pursuant to this agreement for the years ended December 31, 2005 and 2004, respectively.

Also in a prior year, the Company acquired rights to a BVM Bag invention, a portable emergency safety resuscitator, from an unrelated party for 20,000 shares of restricted common stock then valued at $20,000 (or $1.00 per share which represented the market value of the shares on the date of issuance). Pursuant to the related agreement, as subsequently amended, the Company was conditionally obligated to issue an additional 100,000 shares of restricted common stock to the assignor of the technology once the products associated with the BVM Bag technology were fully developed and ready for manufacture and market. The remaining 100,000 shares were issued to the assignor of the technology during September 2004, valued at $0.45 per share, since it was determined that the products were fully developed and ready for manufacuture and market. In the event the Company is sold or merged with another entity, the assignor shall receive an additional 50,000 shares of restricted common stock or participate as a member of the negotiating team concerning the sale or merger for the purpose of negotiating a royalty on the patent, not to be less than 2.5% of gross sales of the patented product.

NOTE 3   RELATED PARTY TRANSACTIONS

Accounts payable to related parties is comprised of accrued wages and expense reimbursements due to various officers and employees. Amounts are non-interest bearing, unsecured and due on demand.

         Balance, January 1, 2005                 $108,002
         Wage accruals                             306,000
         Repayments with common stock             (133,000)
         Repayments with cash                     (259,265)
                                                 ----------
         Balance, December 31, 2005               $ 21,737
                                                 ==========

                    EMERGENCY FILTRATION PRODUCTS, INC.
               Notes to the Financial Statements (continued)
               For the Years Ended December 31, 2005 and 2004

NOTE 4   STOCK OPTIONS

There were a total of 760,000 options for common shares outstanding at January 1, 2004, all of which expired during that year, and none have been granted since.

On September 15, 2004, the Company adopted the 2004 Stock Option and Award
Plan (the "Plan") under which options to acquire the Company=s common stock or bonus stock may be granted from time to time to employees, including officers and directors and/or subsidiaries. In addition, at the discretion of the board of directors or other administrator of the Plan, options to acquire common stock or bonus stock may from time to time be granted under the Plan to other individuals who contribute to the Company=s success or to the success of the Company=s subsidiaries but who are not employees. A total of 2,500,000 shares of common stock may be subject to, or issued pursuant to, options or stock awards granted (Note 5) under the terms of the Plan.

NOTE 5   STOCK TRANSACTIONS FOR 2005 AND 2004

During the year ended December 31, 2005, the Company issued 4,292,300 shares of common stock through the exercise of common stock warrants at prices ranging from $0.25 to $0.30 per share, for total proceeds of $1,253,075.

On October 20, 2005, the Company issued 1,211,840 shares of common stock in lieu of outstanding debt and other services rendered as follows:

         - 450,000 shares to the Company's President for past due wages totaling $30,000 and a bonus of $366,000.
         - 350,000 shares to the Company's Secretary/Treasurer for past due wages totaling $37,500 and a bonus of $270,500.
         -  100,000 shares to the Company's Chief Financial Officer for past due wages totaling $45,000 and a bonus of $43,000.
         -  75,000 shares to a related consultant for outstanding debt totaling $20,500 and other services rendered totaling $45,500.
            The consultant provides outside accounting, secretarial, and general managerial consulting services to the Company.
         - 50,000 shares to the Company's outside legal counsel for services rendered valued at $44,000.
         - 236,840 shares to the Company's directors for past board service totaling $90,000.

The Company issued 1,479,000 shares pursuant to the Plan during 2004 which were recorded at the fair market value of the shares on the date of issuance which was $0.45 per share for a total of $665,550. Of this amount, $26,000 and $552,550 was charged to compensation expense during the years ended December 31, 2005 and 2004, respectively, $45,000 was capitalized as patent and acquired technology costs related to one of the Company's developing products, and $42,000 remains as deferred compensation as of December 31, 2005, to be charged to expense in a future period when the services are provided.

On September 30, 2004, the Company issued an additional 1,055,556 shares of common stock in lieu of cash payment of outstanding debt as follows:

   - 250,000 shares to the Company=s President for past due wages;
   - 250,000 shares to the Company=s Secretary/Treasurer for past due wages;
   - 130,556 shares to the Company=s Chief Financial Officer for past due wages;
   - 400,000 shares to the Company=s directors for past board service; and
   - 25,000 shares to an outside individual not associated with the company for past services performed.

In addition, during 2004, the Company issued 906,775 shares of common stock through the exercise of common stock warrants at prices ranging from $0.25 to $0.50 per share, for total cash proceeds of $271,381.



                    EMERGENCY FILTRATION PRODUCTS, INC.
               Notes to the Financial Statements (continued)
               For the Years Ended December 31, 2005 and 2004

NOTE 5   STOCK TRANSACTIONS FOR 2005 AND 2004 (Continued)

Also during September 2004, the Company entered into various subscription agreements with three separate accredited investors, pursuant to an offering conducted under Rule 506 of Regulation D, as promulgated under the Securities Act of 1933. In connection with the offering, the Company sold
3,000,000 shares of common stock at a purchase price of $0.25 per share, pursuant to which the Company received gross proceeds of $750,000. In connection with this offering, the Company also issued (i) Class A Warrants for the purchase of 3,600,000 shares of common stock; and (ii) Class B
Warrants for the purchase of 2,000,000 shares of common stock. The Class A
Warrants are exercisable at $0.30 per share for a two year period. The
Class B Warrants were exercisable at $.001 per share 120 days after the date of closing for a period of five years. However, the Class B Warrants were to expire in the event that the Company provides the investors within 120 days from the issue date of the Class B Warrants with validation and acknowledgment, in the form of a letter or statement from the United States
Department of Defense, that the Company=s products are approved for military use and/or can be used in military applications. Subsequent to December 31, 2004, this validation and acknowledgment was obtained and the 2,000,000 Class B warrants were cancelled. The Company was obligated to register the shares of common stock issued and the shares issuable upon the exercise of the warrants as part of an S-2 registration statement, which was filed on October 29, 2004, and became effective on November 12, 2004.
As part of this transaction, the Company paid $75,000 in cash and issued warrants to a finder for the purchase of 600,000 shares of common stock exercisable at $0.30 per share for two years. The Company also paid escrow and related transaction expenses of $44,250.

NOTE 6   STOCK WARRANTS OUTSTANDING

On various occasions, the Company has granted warrants to purchase common stock in conjunction with certain stock issuances for cash. A summary of the status of the Company's stock warrants as of December 31, 2005 and 2004, and changes during the years then ended, are presented below:

<Table
                                                   Weighted       Weighted
                                                    Average        Average
                                                   Exercise     Grant Date
                                    Warrants          Price     Fair Value
                                ------------     ----------   ------------
Outstanding, January 1, 2004      1,940,325        $  0.30    $          -
Granted                           3,600,000           0.30               -
Exercised                          (906,775)          0.30               -
                                ------------     ----------   ------------
Outstanding, December 31, 2004    4,633,550           0.30               -
Exercised                        (4,292,300)          0.30               -
                                ------------     ----------   ------------
Outstanding, December 31, 2005       341,250       $  0.30    $          -
                                ============     ==========   ============

Outstanding warrants at December 31, 2005 are as follows:

Number of Warrants      Exercise Price Expiration Date
------------------      -------------- ---------------
100,000                 $0.25          April 11, 2006
15,000                  $0.25          April 23, 2006
226,250                 $0.50          May 27, 2006
------------------

341,250
==================



                    EMERGENCY FILTRATION PRODUCTS, INC.
               Notes to the Financial Statements (continued)
               For the Years Ended December 31, 2005 and 2004

NOTE 7   INCOME TAXES

At December 31, 2005, the Company had net operating loss carryforwards of approximately $6,438,000 that may be offset against future taxable income. These operating loss carryforwards expire in the years 2010 through 2025. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 34% as follows:


                                                       2005         2004
                                                   -----------  -----------
Income tax benefit at statutory rate               $  548,317   $  545,779
Differences in amortization of patent
  and acquired technology costs                       (20,173)     (19,408)
Depreciation and disposal of assets differences            75       (9,083)
Bad debts                                              (1,363)           -
Reversal of non-deductible accrual                     20,730            -
Non-deductible accruals                               (20,174)           -
Non-deductible expenses from common
  stock issued for services                          (337,280)    (129,965)
                                                   -----------  -----------
                                                      190,132      387,323
Change in valuation allowance                        (190,132)    (387,323)
                                                   -----------  -----------
                                                   $         -  $        -
                                                   ===========  ===========

Deferred tax assets (liabilities) are comprised of the following at December 31, 2005:

Operating loss carryforwards                       $ 2,188,920
Less valuation allowance                           (2,188,920)
                                                   -----------
Net deferred tax assets                            $         -
                                                   ===========

