Form 10QSB
period 2006-03-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2006-05-10
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2006

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

At April 30, 2006, there were outstanding 41,491,851 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

PART I

FINANCIAL INFORMATION

EMERGENCY FILTRATION PRODUCTS, INC. Balance Sheets March 31, 2006 and December 31, 2005
	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 150,904	$ 467,512
Accounts receivable, net of an allowance for doubtful accounts of $23,500 and $4,025	1,366,360	418,588
Inventory	287,704	217,985
Prepaid expenses and other	141,060	131,475
	1,946,028	1,235,560
PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $230,164 and $210,677	305,193	302,356

OTHER ASSETS
Patents and acquired technology, net of accumulated amortization of $235,996 and $217,417	878,791	897,370
Other	8,308	3,462
	887,099	900,832

	$ 3,138,320	$ 2,438,748

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, related parties	$ 41,737	$ 21,737
Accounts payable, other	300,708	190,537
Accrued expenses	121,275	149,055
Notes payable	10,452	20,693
	474,172	382,022

STOCKHOLDERS' EQUITY

Common stock, 50,000,000 shares authorized of $0.001 par value, 39,656,988 and 39,241,988 shares issued and outstanding	39,657	39,242
Additional paid-in capital	13,575,529	13,450,194
Deferred compensation	(36,000)	(42,000)
Stock subscription receivable	(1,250)	-
Deficit	(10,913,788)	(11,390,710)
	2,664,148	2,056,726

	$ 3,138,320	$ 2,438,748

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC. Statements of Operations For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	2006	2005

NET SALES	$ 1,554,218	$ 19,969

COSTS AND EXPENSES
Cost of sales	568,658	12,414
Research and development	10,800	-
Selling, general and administrative	497,203	210,730
	1,076,661	223,144

INCOME (LOSS) FROM OPERATIONS	477,557	(203,175)

OTHER INCOME (EXPENSE)
Interest expense	(635)	(986)

NET INCOME (LOSS)	$ 476,922	$ (204,161)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$ 0.01	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,378,044	34,104,565

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC. Statements of Cash Flows For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 476,922	$ (204,161)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	19,487	8,231
Amortization of patent costs	18,579	18,580
Common stock issued for services	9,917	8,000
Changes in operating assets and liabilities:
Accounts receivable	(947,772)	49
Prepaid expenses and other	(9,585)	14,360
Inventory	(69,719)	(5,568)
Deposits	(4,846)	-
Accounts payable, including to related parties	130,171	18,329
Accrued expenses	15,303	506
Net Cash Used In Operating Activities	(361,543)	(141,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,324)	(39,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued through exercise
of warrants	77,500	213,625
Repayments of notes payable	(10,241)	(16,074)
Net Cash Provided By Financing Activities	67,259	197,551

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	-	7,333

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(316,608)	23,670

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	467,512	438,151

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 150,904	$ 461,821

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (Unaudited)

March 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The interim financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005, from which the balance sheet information as of that date is derived.  These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform with the current period presentation.

NOTE 2 – INCOME (LOSS) PER SHARE

Following is information relative to the computation of basic and diluted income (loss) per share for the three months ended March 31, 2006 and 2005:

Basic Income (Loss) Per Share
	For the Three Months Ended
	March 31,
	2006	2005

Net income (loss)	$ 476,922	$ (204,161)

Weighted average shares	39,378,044	34,105,565

Basic income (loss) per share	$ 0.01	$ (0.01)

Fully Diluted Income (Loss) Per Share
	For the Three Months Ended
	March 31,
	2006	2005

Net income (loss)	$ 476,922	$ (204,161)

Weighted average shares	39,585,461	34,105,565

Fully diluted income (loss) per share	$ 0.01	$ (0.01)

Weighted average shares issuable upon the exercise of stock warrants for the three months ended March 31, 2006, include 26,250 warrants outstanding.  However, weighted average shares issuable upon the exercise of these stock warrants were not included in the foregoing calculation at March 31, 2005, because in loss periods, to do so would be anti-dilutive.

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (Unaudited) (Continued)

March 31, 2006

NOTE 3 - STOCK WARRANTS OUTSTANDING

In prior periods, the Company granted warrants to purchase its common stock in conjunction with certain stock sales for cash.  A summary of the status of the Company's stock warrants as of March 31, 2006, and changes during the three months then ended, are presented below:

		Weighted	Weighted
		average	average
		exercise	grant date
	Warrants	price	fair value
Outstanding, December 31, 2005	341,250	$ 0.42	$ -
Exercised	(315,000)	0.25	-

Outstanding, March 31, 2006	26,250	$ 0.50	$ -

The outstanding warrants at March 31, 2006, are as follows:

	Number of	Exercise	Expiration
	warrants	price	date

	26,250	$ 0.50	May 27, 2006

NOTE 4 – SIGNIFICANT TRANSACTIONS

As discussed in Note 3, during the three months ended March 31, 2006, the Company issued a total of 315,000 shares of common stock through the exercise of outstanding warrants for total proceeds of $78,750, less a subscription receivable of $1,250, which is expected to be received during the second quarter of 2006.  The Company also issued 100,000 shares of common stock to a consultant for unpaid consulting fees totaling $47,000.

In March 2006, pursuant to the criteria set forth in Staff Accounting Bulletin 104, the Company recognized $754,550 in revenue from its first significant “bill-and-hold” transaction.

NOTE 5 - SUBSEQUENT EVENT

Subsequent to March 31, 2006, the Company issued 1,834,863 shares of its common stock in a private placement at $1.09 per share in cash for a total of $2,000,000.

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

Overview

The Company is in the business of producing environmental masks and filters for medical devices that are designed to reduce the possibility of transmission of contagious diseases.  The Company is also a distributor of a blood clotting device for surgery, trauma and burn wound management.

Since its inception, the Company has been involved in the development of its technology.  Up until the three months ended March 31, 2006, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  For the three months ended March 31, 2006, however, the Company had revenues in excess of its operating costs, and thus has recorded net income for the period.  Through December 31, 2005, the Company has funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner. The most valuable asset of the Company is its intellectual property and technology.  The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered vapor isolation valve and the rights to certain other technologies related to environmental masks.  Rights pertaining thereto include the right to maintain, sell and improve the devices, and to license those rights.  Although the Company believes its technology to be very valuable in the economic sense, this value is not quantified as such on the Company's balance sheet.

Results of Operations for the Three Months Ended March 31, 2006 compared with 2005

Revenues:  During the three months ended March 31, 2006, the Company experienced a substantial increase in revenues compared to the three months ended March 31, 2005 of approximately $1,534,000 primarily due to the substantial increase in sales of the environmental masks and related filters. The Company commenced production of the filters at the Company’s manufacturing facility during November 2005 and has experienced dramatic increases in the demand for the environmental mask and filter products during early 2006.  The Company expects the demand for the environmental masks and filters to continue to increase in the near future due to continuing and expected virus outbreaks such as SARS and Avian Influenza (Bird Flu).  In addition, the Company has entered into various domestic and international distributor agreements with minimum order quantities and began shipping product to the international distributors during March 2006.

In March 2006, the Company had a “bill-and-hold” transaction with an international distributor totaling $754,550.  The inventory was being held, on the request of the distributor, waiting for certain European markings and FDA stamps required for importation under the European standards.  The transaction has been accounted for pursuant to Staff Accounting Bulletin 104 (“SAB 104”) and recorded as revenue during March 2006, since the requirements of SAB 104 for revenue recognition had been met prior to March 31, 2006.

Along with the manufacturing facility opened in Henderson, Nevada during 2005, in February 2006, the Company opened a manufacturing facility in Nogales, Mexico, and commenced production of the Company’s NanoMask filters at that location.  Through the combined production facilities, the Company expects to be able to produce approximately 2 million NanoMask filters per week, enabling it to fulfill its anticipated supply commitments (based on expected minimum order quantities) to its international and domestic distributors, as well as to pursue large retail and medical products customers with whom the Company has already held discussions, although no agreements have yet been executed.

Revenues have also been generated in 2006 and 2005 in part from the sale of the emergency CPR assistance device, and Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. and foreign governments and militaries.  Sales for these products have remained relatively constant over the past year or two, and the Company expects that revenues for these products will remain relatively constant in the near future.  In addition to competition from other companies that may offer alternative products, governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military.

Cost of Sales:  During the three months ended March 31, 2006, the Company experienced a substantial increase in cost of sales of approximately $556,000 compared to the three months ended March 31, 2005, commensurate with the increase in revenues for the same period.  Costs as a percentage of sales were 37% for the three months ended March 31, 2006 compared to 62% for the three months ended March 31, 2005.  Costs as a percentage of sales decreased substantially for 2006 due to the reduction in manufacturing costs for the environmental filters in Mexico.  Costs as a percentage of sales on the environmental filters and masks are substantially less than those of the emergency CPR assistance device and Superstat, products which accounted for a significantly smaller percentage of the Company’s revenues during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.  Future costs as a percentage of sales on the environmental filters and masks is expected to be between 38% and 42% for the filters, and between 44% and 48% for the masks.  Future costs as a percentage of sales on the emergency CPR assistance device and Superstat is expected to be between 58% and 62%.  The significant components of the Company's cost of sales include actual product cost, overhead allocations including depreciation, salaries and wages, rent and utilities, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: During the three months ended March 31, 2006, the Company experienced an increase in general and administrative expenses of approximately $286,000 or approximately 136% compared to the three months ended March 31, 2005, primarily due to needs to increase administrative costs, advertising, travel, professional fees, and insurance as a result of the increase in revenues, some of which are further discussed in the following paragraph.

The Company hired a Director of Manufacturing and a Director of Business Development during late 2005 and expects, in the near future, to incur additional operating costs related to the hiring of marketing and production personnel for the increased business that is expected during 2006 related to the increased demand for the environmental mask and filters.  The significant components of our operating expenses include salaries and wages, consulting and other professional services, product and liability insurance, travel and office rent.

Research and development: Although not significant for the periods presented, the Company expects research and development costs to increase somewhat in the future because management intends to bring additional products to market during the next year.  Future research and development costs for testing, validation and FDA filings for these potential new products are estimated to range from $50,000 to $60,000 during the next twelve months.  The Company spent approximately $52,000 during 2005 for additional molds required for one of its new products, ELVIS (Emergency Life-Support Ventilation and Intubation System).  An additional $30,000 to $40,000 may also be required for the production of molds for other potential new products.  The significant components of the Company's research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources

The Company has accumulated a deficit of $10,913,788 as of March 31, 2006, resulting from development stage and continued losses.  However, for the three months ended March 31, 2006, the Company has recorded net income of $476,922 due to the significant increase in demand for its environmental masks and filters.  The Company's ability to continue operating at a profit may be dependent upon the success of management's ongoing business plans which, as explained below, include a) continued product development efforts, b) continuing efforts to increase its product sales in the U.S. and internationally, and c) obtain additional debt or equity financing, if needed, to sustain its continual growth and the need for capital to produce inventory.   At the present time, the Company believes that it will have sufficient cash inflows from future operations along with its existing cash resources, to sustain its business efforts going forward.  Management has been able to secure numerous domestic and international

distributor agreements with minimum order quantities.   In the aggregate, these distributors have committed to purchase a total of 580,000 masks and 9,800,000 filters in 2006, and 715,000 masks and 11,450,000 filters in 2007.  These minimum orders, assuming they are fulfilled, would generate revenues of approximately $8,000,000 to $9,000,000 for 2006.

The specific common terms of the domestic agreements are as follows:

-

The distributor will exert its best efforts to promote the sale of the Company’s products in their specific territory, for one-year periods with the option to renew for subsequent one-year periods.

-

The distributor is to pay for the products within fifteen (15) days of delivery of the products.  After ninety days from the initial date of the contract, the distributor may extend the payment period to thirty (30) days upon the Company’s approval.

-

The agreements do not include specific rights of the distributors regarding product returns and exchanges other than the obligation of the Company to replace any product that does not meet the required specifications.

-

Volume discounts, in the form of a rebate coupon to be applied to future orders, are specified in each contract.

-

Each agreement includes specific minimum purchases of the product during the term of the agreement.  In the event that the purchases by the distributors are less than the minimum purchases as set forth, the Company shall have the right to adjust or eliminate any applicable discounts from retail prices that may have been available to the distributor, or the Company may choose to terminate the agreement.

The specific terms of the international agreements are as follows:

-

The distributor will exert its best efforts to promote the sale of the Company’s products in their specific territory, for two-year periods with the option to renew for subsequent one-year periods.

-

Generally, the distributor is to pay 50% of the total purchase price for the products within two (2) days from the time the product is ordered, and pay the balance at the time the product is shipped, unless the Company has a prior working relationship with the distributor.  If the Company has a prior working relationship with the distributor, the specific payment terms are similar to those of the domestic distributors, as previously described.

-

The agreements do not include specific rights of the distributors regarding product returns and exchanges other than the obligation of the Company to replace any product that does not meet the required specifications, plus unrecoverable importation costs.

-

Volume discounts, in the form of a rebate coupon to be applied to future orders, are specified in each contract.

-

Each agreement includes specific minimum purchases of the product during the term of the agreement.  In the event that the purchases by the distributors are less than the minimum purchases as set forth, the Company shall have the right to adjust or eliminate any applicable discounts from retail prices that may have been available to the distributor, or the Company may choose to terminate the agreement.

The Company is also pursuing additional domestic and international distributor agreements.  Because of a significant increase in demand, as previously discussed, the Company opened its NanoMask filter manufacturing facility in Henderson, NV during late 2005, and in February 2006, the Company opened a manufacturing facility in Nogales, Mexico and has commenced production of the Company’s NanoMask filters at that location.  Through the combined production facilities, the Company expects to be able to produce approximately 2 million NanoMask filters per week, enabling it to fulfill its expected supply commitments to its international and domestic distributors, as well as pursue large retail and medical products customers with whom the Company has already held discussions.  If the demand for these filters continues, the Company expects to be able to generate sufficient cash flow from operations to cover its ongoing expenses, and thus will not need to raise additional funds.

The Company issued 315,000 shares of common stock through the exercise of common stock warrants during the first three months of 2006, for total proceeds of $78,750.  In addition, the Company issued an additional 1,834,863 shares of common stock subsequent to March 31, 2006 to a private investor, for total cash proceeds of $2,000,000.  This was done in order for the Company to have sufficient cash to produce the necessary inventory that is expected to be needed to fulfill the anticipated increase in orders throughout 2006.

The Company also intends to bring additional products to market during the next twelve months, including the breathing circuit filters, the ELVIS BVM bag, and the continued marketing and development of the NanoMask and NanoMask filters as previously described.  The research and development costs associated with the ELVIS BVM device will be the most significant.  The estimated costs for testing, validation and FDA filings for these potential new products are estimated to range from $50,000 to $60,000 during the next twelve months.  The Company spent approximately $52,000 during the year ended December 31, 2005, for additional molds required for the ELVIS BVM bag, and approximately $21,000 for molds required for the children’s version of the NanoMask.  An additional $30,000 to $40,000 may also be required for the production of molds for other potential new products.

Cash used by our operating activities for the three months ended March 31, 2006 and 2005 was provided primarily by the exercise of common stock warrants.

During 2004, the Company announced that it had been awarded a Prototype Development/Testing/ Evaluation Grant (PDT&E) to develop a testing protocol for filter media on behalf of the U.S. Military. As part of this project, the Company tested its licensed nano-enhanced filter media at Edgewood Chemical Biological Center in Edgewood, Maryland. The original study funded by the grant comprised protocols or tests to evaluate the Company’s filter media efficacy against four different contaminants.  As a result of the successful completion of this testing phase, the Company was requested by the United States military to test its filter media against a number of additional contaminants.  This final phase of testing was completed during May 2005.  As a result of these successful tests, the U.S. military is currently introducing the Company’s technology to companies that manufacture filters for various military applications with the aim of having them incorporate the technology in their filter applications.  The Company would also expect to sub-license its nano-enhanced filter media to a number of Department of Defense approved manufacturers to develop and/or enhance existing filtration products that are currently used by the U.S. Air Force, Army and Navy, as well as to commence development of new product applications that will serve to better protect U.S. Military personnel.   These results are expected to have a significant effect on future revenues and cash flows in the relatively short-term.

In late 2004, the Company entered into an exclusive, long-term agreement with Itochu Techno Chemical, Inc. (Itochu), a Japanese corporation, whereby Itochu will distribute the Company’s Respaide, Vapor Isolation Valve and Series One Breathing Circuit Filter products in Japan, once their final assessment of the overall market for the Company’s products is completed.

The Company has shipped a number of sample orders, and has modified its products at the request of Itochu, to conform to Japanese medical product standards.  These modifications necessitated minor but time consuming alternations to existing molds.  As a result, this process has caused delays in the commencement of shipping commercial orders to Itochu and its distribution partners.  The Company has now completed all of the modifications requested by its Japanese partners and is now awaiting final validation and confirmation of the last round of modifications to the products, following which the Company expects to initiate commercial shipments to Japan.  The Company cannot currently predict, however, as to when this will commence.

During our current fiscal year 2006, the Company expects that it will be able to continue measures that will (i) reduce unnecessary cash outflows, and (ii) increase revenues through our improved marketing efforts.

The Company's future business model is intended to be cost-efficient and will emphasize:  (1) continued development of the NanoMask and NanoMask filters, including the introduction of a child’s mask, and the continued pursuit of additional domestic and international distributor agreements; (2) establishing continual efficiencies in its manufacturing facilities in order to cut costs and improve quality control; (3) in-house research and development;  (4) accumulation of intellectual property assets;  and (5) ownership of key production equipment.

Impact of Inflation

At this time, we do not anticipate that inflation will have a material impact on our current or future operations.

Critical Accounting Policies and Estimates

Except with regard to the estimated useful lives of patents and acquired technology, the effective provision of a 100% deferred income tax asset valuation allowance, and revenue recognition related to “bill-and-hold” transactions (all discussed below), the Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods.

Management reviews the carrying value of the technology assets annually for evidence of impairment and considers, based on its current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence, whether any write-downs should be taken or whether the estimated useful lives should be shortened.

Based on the Company’s operating history to date, management does not believe realization of its deferred tax asset, principally the tax benefit of a net operating loss carryforward, can yet be considered more likely than not and, accordingly, has effectively provided a 100% valuation allowance.

Management evaluates the criteria set forth in Staff Accounting Bulletin (SAB) 104 related to “bill-and-hold” transactions (which have occurred only rarely to date), precedent to revenue recognition whenever delivery has not occurred.  In March 2006, the Company recognized $754,550 in revenue from its first significant bill-and-hold transaction.  The transaction was with an international distributor, and the goods were held, at the request of the distributor, awaiting certain European markings and FDA stamps required for importation under the applicable European regulatory requirements.  Based on management’s evaluation, the transaction was determined to have met the SAB 104 criteria for revenue recognition in the current quarter, including the following:

-

The risk of ownership had passed to the buyer,

-

The customer made a fixed commitment to purchase the goods, preferably in writing,

-

The buyer (or distributor) requested that the transaction be on a bill and hold basis, and that the buyer had a substantial business purpose for ordering the goods on a bill and hold basis,

-

There was a fixed schedule for delivery of the goods,

-

The Company did not retain any specific performance obligations such that the earnings process is not complete,

-

The ordered goods were segregated from the Company’s inventory and not be subject to being used to fill other orders, and

-

The product was complete and ready for shipment to be completed.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's future results of operations or financial position.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless the new standard being adopted requires otherwise or it is impracticable to do so. SFAS 154 is effective for fiscal years beginning after December 15, 2005.  Management has no present expectation of adopting any accounting changes to be affected by SFAS 154 in the foreseeable future.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management has no present expectation of issuing or acquiring any financial instruments to be affected by SFAS 155 in the foreseeable future.

ITEM 3

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

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, the Company issued 100,000 shares of its common stock to an outside consultant in lieu of unpaid consulting fees totaling $47,000.  These shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

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

Emergency Filtration Products, Inc.

Date: May 10, 2006	By: /s/Douglas K. Beplate
Douglas K. Beplate, President

Date: May 10, 2006	By: /s/Steve M. Hanni
Steve M. Hanni, Chief Financial Officer