Form 10QSB
period 2006-06-30
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2006-08-14
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2006

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

At July 27, 2006, there were outstanding 41,691,851 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

PART I

FINANCIAL INFORMATION

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,140,168	$ 467,512
Accounts receivable, net of an allowance for doubtful accounts of $92,000 and $4,025, respectively	3,409,026	418,588
Prepaid expenses and other	107,942	131,475
Deferred tax asset (Note 5)	800,000	-
Inventory	662,868	217,985
	6,120,004	1,235,560
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $250,897 and $210,677, respectively	418,699	302,356

OTHER ASSETS
Patents and acquired technology, net of accumulated amortization of $254,897 and $217,417, respectively	860,211	897,370
Deposits and other assets	13,060	3,462
	873,271	900,832
	$ 7,411,974	$ 2,438,748

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable, related parties	$ 64,737	$ 21,737
Accounts payable, other	388,289	190,537
Accrued expenses	180,583	149,055
Notes payable	2,503	20,693
	636,112	382,022

STOCHOLDERS' EQUITY
Common stock, 50,000,000 shares authorized of $0.001 par value, 41,691,851 and 39,241,988 shares issued and outstanding, respectively	41,692	39,242
Additional paid-in capital	15,891,494	13,450,194
Deferred compensation	(30,000)	(42,000)
Subscription receivable	(1,250)	-
Deficit	(9,126,074)	(11,390,710)
	6,775,862	2,056,726
	$ 7,411,974	$ 2,438,748

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
For the Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

NET SALES	$ 2,498,695	$ 45,842	$ 4,052,913	$ 65,811

COSTS AND EXPENSES
Cost of sales	754,330	28,195	1,322,988	40,609
Research and development	24,364	7,000	35,164	7,000
Selling, general and administrative	739,933	204,673	1,237,136	415,403
	1,518,627	239,868	2,595,288	463,012

INCOME (LOSS) FROM OPERATIONS	980,068	(194,026)	1,457,625	(397,201)

OTHER INCOME (EXPENSE)
Interest expense	(546)	(276)	(1,181)	(1,262)
Interest income	8,192	-	8,192	-
	7,646	(276)	7,011	(1,262)

INCOME (LOSS) BEFORE INCOME TAXES	987,714	(194,302)	1,464,636	(398,463)

INCOME TAX BENEFIT (Note 5)	800,000	-	800,000	-

NET INCOME (LOSS)	$ 1,787,714	$ (194,302)	$ 2,264,636	$ (398,463)
BASIC INCOME (LOSS) PER SHARE	$ 0.04	$ (0.01)	$ 0.06	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	41,262,695	34,410,645	40,325,575	34,258,450

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 2,264,636	$ (398,463)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	40,219	12,996
Provision for bad debts	87,975	-
Amortization of patent costs	37,159	37,159
Common stock issued for services	333,917	14,000
Changes in operating assets and liabilities:
Accounts receivable	(3,078,413)	(17,490)
Prepaid expenses and other	23,533	31,296
Deferred tax asset	(800,000)
Inventory	(444,883)	(3,514)
Deposits	(9,598)	(2,778)
Accounts payable, including to related parties	240,752	46,371
Accrued expenses	74,611	184
Net Cash Used In Operating Activities	(1,230,092)	(280,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(156,562)	(43,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash, including through the exercise of warrants	2,077,500	243,625
Repayments on notes payable	(18,190)	(20,732)
Net Cash Provided By Financing Activities	2,059,310	222,893

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	4,748

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	672,656	(96,485)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	467,512	438,151

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 1,140,168	$ 341,666

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (Unaudited)

June 30, 2006

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

The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform with the current period presentation.

NOTE 2 – INCOME (LOSS) PER SHARE

Since there are no potentially dilutive securities outstanding (Note 4) at the end of the current period, and in the prior periods, such securities would have been anti-dilutive due to losses, no diluted per share information is presented.  Following is information relative to the computation of basic income (loss) per share for the three months and six months ended June 30, 2006 and 2005:

Basic Income (Loss) Per Share
	For the Three Months Ended June 30,
	2006	2005
Net income (loss)	$ 1,787,714	$ (194,302)
Weighted average shares	41,262,695	34,410,645
Basic income (loss) per share	$ 0.04	$ (0.01)

	For the Six Months Ended June 30,
	2006	2005
Net income (loss)	$ 2,264,636	$ (398,463)
Weighted average shares	40,325,575	34,258,450
Basic income (loss) per share	$ 0.06	$ (0.01)

NOTE 3 – SIGNIFICANT TRANSACTIONS

During the six months ended June 30, 2006, the Company issued a total of 315,000 shares of common stock through the exercise of outstanding warrants for total cash proceeds of $78,750, less a subscription receivable of $1,250, which is expected to be received during the third quarter of 2006.  The Company also issued a total of 300,000 shares of common stock to two separate consultants for unpaid consulting fees totaling $365,000.

During April 2006, the Company issued 1,834,863 shares of its common stock in a private placement at $1.09 per share in cash for a total of $2,000,000, without any identifiable offering costs.

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (Unaudited) (Continued)

June 30, 2006

NOTE 4 - STOCK WARRANTS OUTSTANDING

In prior periods, the Company granted warrants to purchase its common stock in conjunction with certain stock sales for cash.  A summary of the status of the Company's stock warrants as of June 30, 2006, and changes during the six months then ended, are presented below:

		Weighted	Weighted
		average	average
		exercise	grant date
	Warrants	price	fair value
Outstanding, January 1, 2006	341,250	$ 0.42	$ -
Expired	(26,250)	0.50	-
Exercised	(315,000)	0.41	-

Outstanding, June 30, 2006	-	$ -	$ -

NOTE 5 – INCOME TAXES

As of June 30, 2006, the Company has available net operating loss carryforwards of approximately $5,787,000, expiring various dates through 2025.  The net operating loss carryforwards generated a deferred tax asset of approximately $1,967,000.  The deferred tax asset was previously not recognized since management was unable to determine that it was more likely than not that the asset would be realized.  During the second quarter of 2006, management determined that $1,450,000 of the deferred tax asset should be recognized.  The change in allowance created an income tax benefit of $800,000, net of the $650,000 that otherwise would have been the current period income tax expense.  Management decisions are made at each reporting period and actual results could vary significantly from the estimates of future tax rates and associated liabilities.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to June 30, 2006, the Company agreed to issue a total of 850,000 shares of common stock to various consultants in connection with consulting services to be rendered.  The 850,000 shares of common stock represent, in the aggregate, payment of $918,000, valued at $1.09 per share, the closing market price of the Company’s common stock on the date that the shares were approved by the Board of Directors.  The consulting agreements are each for a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.

On July 27, 2006, a complaint was filed against the Company and its President.  The Plaintiff alleges patent infringement and other torts, and seeks unspecified money damages and other relief.  The Company is reviewing the complaint and preparing its preliminary response but believes the suit is without merit and intends to vigorously contest it.  The outcome, nevertheless, of this litigation is currently not subject to reasonable estimation.  Accordingly, no provision has been made for any possible losses in its connection.

Effective July 1, 2006, the Company entered into one-year employment agreements with its Chief Operating Officer and Senior Vice-President of Sales, subject to renewal, with annual salaries of $100,000 and $50,000, respectively.  The Chief Operating Officer also received a total of 100,000 shares of restricted common stock as a bonus, which will be recorded as additional compensation expense of $137,000, the market value of the shares on the date of the agreement.  The Senior Vice-President of Sales also receives a commission of 7% on all initial gross sales to new vendors as approved by the Company, and a commission of 5% on any additional gross sales to these new vendors.

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

Since its inception, the Company has been involved in the development of its technology.  Up until the six months ended June 30, 2006, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through December 31, 2005, the Company funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.  Beginning with the six months ended June 30, 2006, however, the Company had revenues in excess of its operating costs, and thus has recorded net income for that period and the current period.

The most valuable asset of the Company is its intellectual property and technology.  The Company has acquired the rights to certain intellectual property, which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered vapor isolation valve and the rights to certain other technologies related to environmental masks.  Rights pertaining thereto include the right to maintain, sell and improve the devices, and to license those rights.  Although the Company believes its technology to be valuable in the economic sense, this value is not quantified as such on the Company's balance sheet, except to the extent of the unamortized costs incurred in its acquisition.

Results of Operations for the Six Months Ended June 30, 2006 compared with 2005

Revenues:  During the six months ended June 30, 2006, the Company experienced a substantial increase in revenues compared to the six months ended June 30, 2005 of approximately $3,987,000 primarily due to the substantial increase in sales of the environmental masks and related filters. The Company commenced production of the filters at the Company’s manufacturing facility during November 2005 and experienced dramatic increases in the demand for the environmental mask and filter products during the first half of fiscal 2006.  The Company expects the demand for the environmental masks and filters to continue to increase in the near future due to continuing and expected virus outbreaks such as SARS and Avian Influenza (Bird Flu).  In addition, the Company has entered into various domestic and international distributor agreements with minimum order quantities.

Along with the manufacturing facility opened in Henderson, Nevada, during 2005, in February 2006, the Company opened a manufacturing facility in Nogales, Mexico, and commenced production of the Company’s NanoMask filters at that location.  Through the combined production facilities, the Company expects to be able to produce approximately 2 million NanoMask filters per week, enabling it to fulfill its anticipated supply commitments (based on expected minimum order quantities) to its international and domestic distributors, as well as to pursue large retail and medical products customers with whom the Company has already held discussions, although no agreements have yet been executed.

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

Cost of Sales:  During the six months ended June 30, 2006, the Company experienced a substantial increase in cost of sales of approximately $1,282,000 compared to the six months ended June 30, 2005, commensurate with the increase in revenues for the same period.  Costs as a percentage of sales were 33% for the six months ended June 30, 2006 compared to 62% for the six months ended June 30, 2005.  Costs as a percentage of sales decreased substantially for 2006 due to the reduction in manufacturing costs for the environmental filters in Mexico, and most recently decreased due to the Company’s efforts to reduce the costs of its raw materials used in the environmental filter production.  Costs as a percentage of sales on the environmental filters and masks are substantially less than those of the emergency CPR assistance device and Superstat, products which accounted for a significantly smaller percentage of the Company’s revenues during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.  Future costs as a percentage of sales on the environmental filters and masks is expected to be between 30% and 35% for the filters, and between 42% and 45% for the masks.  Future costs as a percentage of sales on the emergency CPR assistance device and Superstat is expected to be between 58% and 62%.  The significant components of the Company's cost of sales include actual product cost, overhead allocations including depreciation, salaries and wages, rent and utilities, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: During the six months ended June 30, 2006, the Company experienced an increase in general and administrative expenses of approximately $822,000 or approximately 198% compared to the six months ended June 30, 2005, primarily due to needs to increase administrative costs, advertising, travel, professional fees, and insurance as a result of the increase in revenues, the more significant of which are further discussed in the following paragraph.

The Company hired a Director of Manufacturing (later appointed as the Company’s Chief Operating Officer in July 2006) and a Director of Business Development during late 2005.  The Company also hired a Senior Vice President of Sales, effective July 1, 2006.  Both agreements are for one year, subject to renewal, with annual salaries of $100,000 and $50,000, respectively.  The Chief Operating Officer also received a total of 100,000 shares of restricted common stock as a bonus, which will be recorded as additional compensation expense of $137,000, the market value of the shares on the date of the agreement.  The Senior Vice-President of Sales also receives a commission of 7% on all initial orders on gross sales to new vendors as approved by the Company, and a commission of 5% on any additional orders on gross sales to these new vendors.

The Company also expects, in the near future, to incur additional operating costs, as described in the following paragraph, related to the hiring of marketing and production personnel for the increased business that is expected during 2006 related to the increased demand for the environmental mask and filters.

During July 2006, the Company entered into various additional one-year consulting agreements for legal, strategic planning, investor relations, and marketing services for a total cost of $918,000, payable in 850,000 shares of common stock.  Pursuant to these agreements, the shares will vest in equal increments over the twelve month period, and the consulting expense will be recognized over the same twelve month period.

The significant components of our operating expenses include salaries and wages, consulting and other professional services, product and liability insurance, travel and office rent.

Research and development: Although not significant for the periods presented, the Company expects research and development costs to increase somewhat, although not significantly, in the future because management intends to bring additional products to market during the next year.  Future research and development costs for testing, validation and FDA filings for these potential new products are estimated to range from $50,000 to $60,000 during the next twelve months.  The Company spent approximately $52,000 during 2005, and an additional $117,000 during 2006, for additional molds required for one of its forthcoming new products, ELVIS (Emergency Life-Support Ventilation and Intubation System).  An additional $30,000 to $40,000 may also be required for the production of molds for other potential new products.  The significant components of the Company's research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources

The Company has accumulated a deficit of $9,926,074 as of June 30, 2006, resulting from development stage and continued losses.  However, for the six months ended June 30, 2006, the Company has recorded net income of $1,464,636 due to the significant increase in demand for its environmental masks and filters.  The Company's ability to continue operating at a profit may be dependent upon the success of management's ongoing business plans which, as explained below, include a) continued product development efforts, b) continuing efforts to increase its product sales in the U.S. and internationally, and c) obtain additional debt or equity financing, if needed, to sustain its continual growth and the need for capital to produce inventory.   At the present time, the Company believes that it will have sufficient cash inflows from future operations along with its existing cash resources, to sustain its business efforts going forward.  Management has been able to secure numerous domestic and international distributor agreements with minimum order quantities.   In the aggregate, these distributors have committed to purchase a total of 580,000 masks and 9,800,000 filters in 2006, and 715,000 masks and 11,450,000 filters in 2007.  These minimum orders, assuming they are fulfilled, would generate revenues of approximately $8,000,000 to $9,000,000 for 2006.

To date, the Company has sold approximately 300,000 masks and approximately 4,500,000 filters to various domestic and international distributors.  Due to some delays that the international distributors are experiencing with customs and international product markings, the Company has extended payment terms for these international distributors.  In addition, large sales of product occurred late in the second quarter.  These two issues have resulted in a substantial increase in accounts receivable at June 30, 2006.  The Company believes that all such accounts are fully collectible and will be paid in full.

The Company is in the process of determining the requirements for FDA and NIOSH approvals of its environmental filters and masks and intends to complete its application for approvals to both agencies in the third quarter of 2006.  However, the Company cannot predict how long the application review process may take once the applications are submitted.  Although these approvals are not necessary for the Company’s products as they are currently marketed, the Company expects that obtaining the approvals will open additional markets for the Company’s products.

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

The Company issued 315,000 shares of common stock through the exercise of common stock warrants during the first six months of 2006, for total proceeds of $78,750.  More significantly, however, the Company issued 1,834,863 shares of common stock to a private investor, for total cash proceeds of $2,000,000.  This was done for the Company to have sufficient cash to produce the necessary inventory that is expected to be needed to fulfill the anticipated increase in orders throughout 2006.

The Company also intends to bring additional products to market during the next twelve months, including the breathing circuit filters, the ELVIS BVM bag, and the continued marketing and development of the NanoMask and NanoMask filters as previously described.  The research and development costs associated with the ELVIS BVM device will be the most significant.  The estimated costs for testing, validation and FDA filings for these potential new products are estimated to range from $50,000 to $60,000 during the next twelve months.  The Company spent approximately $150,000 during 2005 and 2006, for additional molds required for the ELVIS BVM bag, and approximately $21,000 for molds required for the children’s version of the NanoMask.  An additional $40,000 to $50,000 may also be required for the production of molds for other potential new products.

During 2004, the Company was awarded a Prototype Development/Testing/ Evaluation Grant (PDT&E) to develop a testing protocol for filter media on behalf of the U.S. Military. As part of this project, the Company tested its licensed nano-enhanced filter media at Edgewood Chemical Biological Center in Edgewood, Maryland. The original study funded by the grant comprised protocols or tests to evaluate the Company’s filter media efficacy against four different contaminants.  As a result of the successful completion of this testing phase, the Company was requested by the United States military to test its filter media against a number of additional contaminants.  This final phase of testing was completed during May 2005.  As a result of these successful tests, the U.S. military is currently introducing the Company’s technology to companies that manufacture filters for various military applications with the aim of having them incorporate the technology in their filter applications.  The Company would also expect to sub-license its nano-enhanced filter media to a number of Department of Defense approved manufacturers to develop and/or enhance existing filtration products that are currently used by the U.S. Air Force, Army and Navy, as well as to commence development of new product applications that will serve to better protect U.S. Military personnel.   These results are expected to have a significant effect on future revenues and cash flows in the relatively short-term.

During the remainder of our current fiscal year 2006, the Company expects that it will be able to continue measures that will (i) reduce unnecessary cash outflows, and (ii) increase revenues through our improved marketing efforts.

The Company's future business model is designed to be cost-efficient and emphasizes:  (1) continued development of the NanoMask and NanoMask filters, including the introduction of a child’s mask, and the continued pursuit of additional domestic and international distributor agreements; (2) establishing continual efficiencies in its manufacturing facilities in order to cut costs and improve quality control; (3) in-house research and development;  (4) accumulation of intellectual property assets;  and (5) ownership of key production equipment.

Impact of Inflation

At this time, we do not anticipate that inflation will have a material impact on our current or future operations.

Critical Accounting Policies and Estimates

Except with regard to the estimated useful lives of patents and acquired technology, and the effective provision of an estimated deferred income tax asset valuation allowance, the Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods.

Management reviews the carrying value of the technology assets annually for evidence of impairment and considers, based on its current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence, whether any write-downs should be taken or whether the estimated useful lives should be shortened.

Management also reviews its forecasted operating results and considers, based on its current marketing activities, plans and expectations, whether it is more likely than not, the Company will be able to utilize its available net operating loss carryforwards.   Currently, management of the Company has determined, based on this analysis, that $800,000 of the deferred tax asset should be recognized, net of the $650,000 that otherwise would have been the current period income tax expense.  Management’s review of these forecasts is done at each reporting period.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management has no present expectation of issuing or acquiring any financial instruments likely to be affected by SFAS 155 in the foreseeable future.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standard No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  The Company must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management is currently evaluating the likely impact of adopting FIN 48 on its financial statements.

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

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On July 27, 2006, a complaint was filed by Nanoscale Materials, Inc. in the United States District Court for the district of Kansas, Kansas City, Case No. 06-2311 KHV, naming (among others) Emergency Filtration Products, Inc. and Douglas K. Beplate as defendants.  Plaintiff alleges patent infringement, false advertising, copyright infringement, unfair competition, breach of contract, breach of fiduciary duty, misappropriation of trade secrets and tortuous interference.  Plaintiff seeks unspecified money damages, attorneys’ fees and other relief.  At this filing date, the Company is reviewing the complaint and preparing its preliminary response but believes the suit is without merit and intends to vigorously contest it.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2006, the Company issued 300,000 shares of its common stock to two separate outside consultants in lieu of unpaid consulting fees totaling $365,000.  During the period, the Company also issued 1,834,863 shares of its common stock in a private placement at $1.09 per share in cash for a total of $2,000,000.  All of the above shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

The Company’s Annual Meeting of Shareholders will be held at 9:00 am PST on August 25, 2006 at the Sunset Station Hotel and Casino, Henderson, Nevada.  Items on the agenda for the Annual Meeting include the election of directors and the ratification of independent accountants.  The Company encourages all shareholders to attend.

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

Emergency Filtration Products, Inc.

Date: August 14, 2006	By: /s/Douglas K. Beplate
Douglas K. Beplate, President

Date: August 14, 2006	By: /s/Steve M. Hanni
Steve M. Hanni, Chief Financial Officer