Form 10QSB
period 2006-09-30
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2006-11-14
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2006

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

At October 31, 2006, there were outstanding 42,691,851 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

PART I

FINANCIAL INFORMATION

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheets
September 30, 2006 and December 31, 2005
	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 358,243	$ 467,512
Accounts receivable, net of an allowance for doubtful accounts of $310,000 and $4,025	3,110,748	418,588
Prepaid expenses and other	144,425	131,475
Deferred tax asset (Note 5)	1,240,000	-
Inventory	1,092,383	217,985
	5,945,799	1,235,560
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $270,267 and $210,677	388,651	302,356

OTHER ASSETS
Patents and acquired technology, net of accumulated amortization of $273,130 and $217,417	841,657	897,370
Deposits and other assets	28,810	3,462
	870,467	900,832
	$ 7,204,917	$ 2,438,748

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable, related parties	$ 64,737	$ 21,737
Accounts payable, other	398,565	190,537
Accrued expenses	243,170	149,055
Notes payable	29,553	20,693
	736,025	382,022

STOCKHOLDERS' EQUITY
Common stock, 50,000,000 shares authorized of $0.001 par value, 42,691,851 and 39,241,988 shares issued and outstanding	42,692	39,242
Additional paid-in capital	16,895,994	13,450,194
Deferred compensation	(712,500)	(42,000)
Stock subscription receivable	(1,250)	-
Deficit	(9,756,044)	(11,390,710)
	6,468,892	2,056,726
	$ 7,204,917	$ 2,438,748

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

NET SALES	$ 78,562	$ 54,149	$ 4,131,475	$ 119,960

COSTS AND EXPENSES
Cost of sales	13,025	39,111	1,336,013	79,720
Research and development	13,978	2,750	49,142	9,750
Bad debts	218,000	-	305,975	-
Selling, general and administrative	899,868	279,672	2,049,029	695,075
	1,144,871	321,533	3,740,159	784,545

INCOME (LOSS) FROM OPERATIONS	(1,066,309)	(267,384)	391,316	(664,585)

OTHER INCOME (EXPENSE)
Interest expense	(1,150)	(208)	(2,331)	(1,470)
Interest income	6,233	-	14,425	-
Loss on lease abandonment	(8,744)	-	(8,744)	-
Gain on debt forgiveness	-	60,970	-	60,970
	(3,661)	60,762	3,350	59,500

INCOME (LOSS) BEFORE INCOME TAXES	(1,069,970)	(206,622)	394,666	(605,085)

INCOME TAX (BENEFIT) DEFERRED (Note 5)
Normal provision (benefit)	(440,000)	-	160,000	-
Realization of net operating loss carryover and additional reduction of valuation allowance	-	-	(1,400,000)	-
	(440,000)	-	(1,240,000)	-

NET INCOME (LOSS)	$ (629,970)	$ (206,622)	$ 1,634,666	$ (605,085)
BASIC INCOME (LOSS) PER SHARE	$ (0.01)	$ (0.01)	$ 0.04	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	42,427,721	34,507,348	41,033,991	34,342,328

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,634,666	$ (605,085)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization of leasehold improvements	61,523	18,528
Amortization of patent costs	55,713	55,740
Bad debts	305,975	-
Common stock issued for services	617,917	20,000
Settlement gain	-	(60,970)
Loss on lease abandonment	8,744	-
Deferred income tax benefit	(1,240,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,998,135)	(12,584)
Inventory	(874,398)	(2,540)
Deposits	(25,348)	(2,649)
Prepaid expenses and other	42,520	30,794
Accounts payable, including to related parties	251,028	55,454
Accrued expenses	176,198	99,988
Net Cash Used In Operating Activities	(1,983,597)	(403,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(156,562)	(43,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash, including through the exercise of warrants	2,077,500	243,625
Repayments on notes payable	(46,610)	(30,297)
Net Cash Provided By Financing Activities	2,030,890	213,328

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	(3,421)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(109,269)	(237,304)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	467,512	438,151

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 358,243	$ 200,847

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (Unaudited)

September 30, 2006

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

The results of operations for the interim periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – INCOME (LOSS) PER SHARE

Since there are no potentially dilutive securities outstanding (Note 4) at the end of the current period, and in the prior periods, such securities would have been anti-dilutive due to losses, no diluted per share information is presented.  Following is information relative to the computation of basic income (loss) per share for the three months and nine months ended September 30, 2006 and 2005:

Basic Income (Loss) Per Share
	For the Three Months Ended September 30,
	2006	2005
Net loss	$ (629,970)	$ (206,622)
Weighted average shares	42,427,721	34,507,348
Basic loss per share	$ (0.01)	$ (0.01)

	For the Nine Months Ended September 30,
	2006	2005
Net income (loss)	$ 1,634,666	$ (605,085)
Weighted average shares	41,033,991	34,342,328
Basic income (loss) per share	$ 0.04	$ (0.02)

NOTE 3 – SIGNIFICANT TRANSACTIONS

During the nine months ended September 30, 2006, the Company issued a total of 315,000 shares of common stock through the exercise of outstanding warrants for total cash proceeds of $78,750, less a subscription receivable of $1,250.  The Company also issued 100,000 shares of common stock to a consultant valued at $0.47 per share (the value of the shares on the date the board approved the stock issuance per the terms of a consulting agreement) for unpaid consulting fees totaling $47,000, and an additional 200,000 shares of common stock to a separate consultant valued at $1.59 per share (market value of the shares on the date of issuance) for unpaid consulting fees totaling $318,000.

During April 2006, the Company issued 1,834,863 shares of its common stock in a private placement at $1.09 per share in cash for a total of $2,000,000, without any identifiable offering costs.

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (Unaudited) (Continued)

September 30, 2006

NOTE 3 – SIGNIFICANT TRANSACTIONS (Continued)

During July 2006, the Company issued a total of 850,000 shares of common stock to various consultants in connection with marketing, investor relations, legal, and other consulting services to be rendered.  The 850,000 shares of common stock represent, in the aggregate, payment of $918,000, valued at $1.09 per share, the closing market price of the Company’s common stock on the date that the shares were approved by the Board of Directors.  The consulting agreements are each for a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.  $229,500 of the $918,000 consulting expense was recognized for the period ended September 30, 2006, with the remaining $688,500 recorded as deferred compensation, to be recognized over the remaining nine month period at $76,500 per month.

During August 2006, the Company issued 100,000 shares of common stock valued at $0.39 per share (the value of the shares on the date the board approved the stock issuance per the terms of a consulting agreement) to a consultant for unpaid consulting fees totaling $39,000, and during September 2006, issued an additional 50,000 shares of common stock valued at $0.97 per share (the market value of the shares on the date of issuance) to a separate consultant for unpaid consulting fees totaling $48,500.

Effective July 1, 2006, the Company entered into one-year employment agreements with its Chief Operating Officer and Senior Vice-President of Sales, subject to renewal, with annual salaries aggregating $150,000.  The Chief Operating Officer also received a total of 100,000 shares of restricted common stock as a bonus, which was recorded as additional compensation expense of $47,000, the traded market value of the shares on the date of the agreement.  The Senior Vice-President of Sales also receives a commission of 7% on all initial gross sales to new vendors as approved by the Company, and a commission of 5% on any additional gross sales to these new vendors.

During September 2006 (to commence October 1, 2006), the Company entered into a new lease agreement for its office and warehouse space in Las Vegas, Nevada, consisting of approximately 15,000 square feet.  The lease is for a period of thirty-six months at a monthly cost of approximately $14,000.  At the time the new lease agreement was signed, the Company also terminated its month-to-month lease for its warehouse facility in Henderson, Nevada, but has retained its month-to-month lease for its corporate headquarters in Henderson, Nevada, until such time as the office space in the new facility is ready to occupy.  This is expected to occur by the end of November 2006.  As a result of the termination of the warehouse lease, the Company recorded a loss on lease abandonment of $8,744 for the three months ended September 30, 2006.

NOTE 4 - STOCK WARRANTS OUTSTANDING

In prior periods, the Company granted warrants to purchase its common stock in conjunction with certain stock sales for cash.  A summary of the status of the Company's stock warrants as of September 30, 2006, and changes during the nine months then ended, are presented below:

		Weighted
		average
		exercise
	Warrants	price
Outstanding, January 1, 2006	341,250	$ 0.42
Expired	(26,250)	$ 0.50
Exercised	(315,000)	$ 0.41

Outstanding, September 30, 2006	-

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (Unaudited) (Continued)

September 30, 2006

NOTE 5 – INCOME TAXES (BENEFIT)

As of September 30, 2006, the Company has available net operating loss carryforwards of approximately $5,988,000, expiring various dates through 2025.  The net operating loss carryforwards generated a deferred tax asset of approximately $2,036,000.  During the second quarter of 2006, management determined that $1,450,000 of the deferred tax asset should be recognized and offset against the then year-to-date tax provision of $650,000, resulting in recognition of a net tax asset of $800,000 at June 30, 2006.  The deferred tax asset was previously subjected to an effective 100% valuation allowance and, therefore, not recognized since management was unable to determine that it was more likely than not that the asset would be realized.  For the three months ended September 30, 2006, the Company recorded an additional deferred tax benefit of $440,000, resulting from the current period loss of $1,069,970.  The estimated annual effective tax rate applied to determine the normal income tax provision (benefit) for the three months and nine months ended September 30, 2006, differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations due to certain permanent differences, primarily non-deductible expenses and other.  Management decisions are made at each reporting period, and actual results could vary significantly from the estimates of future tax rates and associated liabilities.

NOTE 6 – CONTINGENCY

On July 27, 2006, a complaint was filed against the Company and its President.  The plaintiff alleges patent infringement and other torts, and seeks unspecified money damages and other relief.  The Company has reviewed the complaint and prepared its preliminary response.  The Company believes the suit is without merit and intends to vigorously contest it.  The outcome, nevertheless, of this litigation is currently not subject to reasonable estimation.  Accordingly, no provision has been made for any possible losses in its connection.

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

Since its inception, the Company has been involved in the development of its technology.  Up until the beginning of 2006 and continuing through September 30, 2006, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through December 31, 2005, the Company funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.  Beginning with 2006, however, the Company had revenues in excess of its operating costs, and thus has recorded net income for the nine month period ended September 30, 2006.

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

Results of Operations for the Nine Months Ended September 30, 2006 compared with 2005

Revenues:  During the nine months ended September 30, 2006, the Company experienced a substantial increase in revenues compared to the nine months ended September 30, 2005 of approximately $4,011,000 primarily due to the substantial increase in sales of the environmental masks and related filters. However, sales declined significantly in the third quarter as compared to the prior six months as a result of shipping delays pending completion of the FDA application review discussed in the following paragraph.  The Company commenced production of the filters at the Company’s manufacturing facility during November 2005 and experienced dramatic increases in the demand for the environmental mask and filter products during fiscal 2006.  The Company expects the demand for the environmental masks and filters to continue to increase in the near future, once these products are approved by the Food and Drug Administration (FDA) as discussed in the following paragraph, due to continuing and expected virus outbreaks such as SARS and Avian Influenza (Bird Flu).

The Company filed a 510k application with the FDA during September 2006 in an effort to have the environmental mask and filter registered as a surgical mask.  The Company has met with the FDA, has received comments back from the FDA regarding the 510k application, and is working diligently to address the FDA’s comments.  Although no assurance can be given as to when or even if it will be able to obtain regulatory approval of the products with the FDA as a surgical mask, the Company believes that obtaining the FDA approval will increase the demand for the products nationally and internationally.  Because the 510k application of the environmental mask and filters with the FDA is currently under review and comments, the Company has suspended all sales to its domestic distributors, pending the outcome of the approval process.  Because of this, the Company experienced a significant decrease in revenues for the three month period ended September 30, 2006.

In addition, because of the pending approval of the products with the FDA, the Company’s distributors who have purchased product during 2006 have also suspended their sale of the products, and thus the Company has not collected on the outstanding receivables from these distributors.  The Company is aggressively pursuing collection of these receivables, however, and expects to receive payment in the near future (see also Liquidity and Capital Resources below).  The Company has recorded an estimated allowance for bad debts against these receivables totaling $310,000 to cover any potential losses to be incurred for non-collections.

In February 2006, the Company opened a manufacturing facility in Nogales, Mexico, and commenced production of the Company’s NanoMask filters at that location.  In order to reduce the manufacturing costs of the Company’s environmental masks and filters, during September 2006, the manufacturing facility in Henderson, Nevada, was converted to a distribution center and all raw materials were sent to Nogales, Mexico.  At this Nogales, Mexico, production facility, the Company expects to be able to produce approximately 2 million NanoMask filters per week, enabling it to fulfill its anticipated supply commitments (based on expected minimum order quantities) to its international and domestic distributors, once the products are approved with the FDA.  In addition, the Company continues to pursue large retail and medical products customers with whom the Company has already held discussions, although no agreements have yet been executed, pending the FDA approval.

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

Cost of Sales:  During the nine months ended September 30, 2006, the Company experienced a substantial increase in cost of sales of approximately $1,256,000 compared to the nine months ended September 30, 2005, commensurate with the increase in revenues for the same period.  Costs as a percentage of sales were 32% for the nine months ended September 30, 2006 compared to 66% for the nine months ended September 30, 2005.  Costs as a percentage of sales decreased substantially for 2006 due to a significant reduction in manufacturing costs for the environmental filters in Mexico, and most recently decreased due to the Company’s efforts to reduce the costs of its raw materials used in the environmental filter production.  Costs as a percentage of sales on the environmental filters and masks are substantially less than those of the emergency CPR assistance device and Superstat, products which accounted for a significantly smaller percentage of the Company’s revenues during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.  Future costs as a percentage of sales on the environmental filters and masks is expected to be between 30% and 32% for the filters, and between 40% and 42% for the masks.  Future costs as a percentage of sales on the emergency CPR assistance device and Superstat is expected to be between 58% and 62%.  The significant components of the Company's cost of sales include actual product cost, overhead allocations including depreciation, salaries and wages, rent and utilities, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: During the nine months ended September 30, 2006, the Company experienced an increase in general and administrative expenses of approximately $1,353,000 or approximately 195% compared to the nine months ended September 30, 2005, primarily due to needs to increase administrative costs, advertising, travel, professional fees, and insurance as a result of the increase in revenues, the more significant of which are further discussed in the following paragraphs.

The Company hired a Director of Manufacturing (later appointed as the Company’s Chief Operating Officer in July 2006) and a Director of Business Development during late 2005.  The Company also hired a Senior Vice President of Sales, effective July 1, 2006.  Both agreements are for one year, subject to renewal, with combined annual salaries of $150,000.  The Chief Operating Officer and Director of Business Development also each received 100,000 shares of restricted common stock as a bonus, which was recorded as additional compensation expense of $86,000, the market value of the shares on the date of the agreements.  The Senior Vice-President of Sales also receives a commission of 7% on all initial orders on gross sales to new vendors as approved by the Company, and a commission of 5% on any additional orders on gross sales to these new vendors.  No such commissions have been earned as of September 30, 2006.

During July 2006, the Company issued a total of 850,000 shares of common stock to various consultants in connection with marketing, investor relations, legal, and other consulting services to be rendered.  The 850,000 shares of common stock represent, in the aggregate, payment of $918,000, valued at $1.09 per share, the closing market price of the Company’s common stock on the date that the shares were approved by the Board of Directors.  The consulting agreements are each for a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.  $229,500 of the $918,000 consulting expense was recognized for the period ended September 30, 2006, with the remaining $688,500 recorded as deferred compensation, to be recognized over the remaining nine month period at $76,500 per month.

Also during September 2006, the Company issued 50,000 shares of common stock to a consultant for unpaid consulting fees totaling $48,500.

The Company expects operating costs to remain consistent with the operating costs incurred during the three months ended September 30, 2006, over the next twelve months.

The significant components of our operating expenses include salaries and wages, consulting and other professional services, product and liability insurance, travel and office rent.

Bad debts:  During the nine months ended September 30, 2006, the Company recorded bad debt expense of $305,975 compared to $0 for the preceding nine month period, due to significant delays in collections on certain account receivable balances at September 30, 2006.  Management of the Company believes the allowance for bad debts, totaling $310,000 at September 30, 2006, to be sufficient to cover any potential losses for non-collection in the future.

Research and development: Although not significant for the periods presented, the Company expects research and development costs to increase somewhat, although not significantly, in the future because management intends to bring additional products to market during the next year.  Future research and development costs for testing, validation and FDA filings for these potential new products are estimated to range from $50,000 to $60,000 during the next twelve months.  The Company spent approximately $52,000 during 2005, and an additional $117,000 during 2006, for additional molds required for one of its forthcoming new products, ELVIS (Emergency Life-Support Ventilation and Intubation System).  An estimated additional $30,000 to $40,000 may likely also be required for the production of molds for other potential new products.  The significant components of the Company's research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources

The Company has accumulated a deficit of $9,756,044 as of September 30, 2006, resulting from development stage and continued losses.  However, for the nine months ended September 30, 2006, the Company has recorded net income before income taxes of $394,666 due to the significant increase in demand for its environmental masks and filters.  The Company's ability to continue operating at a profit may be dependent upon the success of management's ongoing business plans which, as explained below, include a) approval of the Company’s products with the FDA, b) continued product development efforts, c) continuing efforts to increase its product sales in the U.S. and internationally, and d) obtain additional debt or equity financing, if needed, to sustain its continual growth and the need for capital to produce inventory.   At the present time, the Company believes that upon collection of its outstanding receivables, it will have sufficient cash inflows from future operations, along with its existing cash resources, to sustain its business efforts going forward.  If collection of the outstanding receivables continues to be delayed, the Company will need to raise additional capital to sustain operations until such time as the receivables are collected.  The Company has no assurance that such additional capital will be available, if required, or available on terms acceptable to the Company.  Management has been able to secure numerous domestic and international distributor agreements with minimum order quantities, although they have been put on hold, pending the outcome of the FDA approval process, as previously described.

To date, the Company has sold approximately 300,000 masks and approximately 4,500,000 filters to various domestic and international distributors.  Due to numerous delays that the international distributors are experiencing with customs and international product markings, the Company has extended payment terms for these international distributors (totaling approximately $750,000).

During August 2006, the Company announced that its environmental mask and filters had been registered with the Therapeutics Goods Administration (TGA) (the Australian counterpart to the United States FDA) as a Class I medical device.  As a result of this registration, the Company’s exclusive Australian distributor, planned to launch an extensive marketing campaign in Australia.  However, during October 2006, the TGA commenced an audit of the registration, which led to the suspension of all planned marketing activities in Australia by the Australian distributor, pending the outcome of the audit.  The Australian distributor, however, continues to market the product in the Pacific Rim.  The Company is working diligently with its Australian distributor to answer all questions that have been posed by the TGA, has submitted the documentation and the answers requested by the TGA, and is currently waiting on the TGA’s response.  The Company cannot currently predict as to when the TGA audit will be finalized.

At the election of a domestic distributor, the large sale of masks and filters to this distributor during June 2006 has not been re-sold by the distributor at the present time, pending the outcome of the 510k approval with the FDA.  The Company has also extended payment terms for this distributor as well (approximately $2,125,000).   This domestic distributor is currently working on possible international customers to buy the products.  The distributor had originally planned to sell the product to a government agency, which agency was to distribute the product internationally in a region that recognizes the FDA approval as valid for a medical device.  As a result of the delay in the FDA approval as previously discussed, the distributor has been unable to effectuate the sale of the purchased environmental masks and filters and has asked the Company for an extension of payment terms until such time that the FDA approval process has been resolved satisfactorily, or such time that the distributor is able to distribute the product to an international customer not requiring FDA approval.

As a result of the described delays, the Company has reported a substantial increase in accounts receivable at September 30, 2006.  The Company has recorded an allowance for bad debts totaling $310,000 at September 30, 2006, to cover any potential losses to be incurred for non-collection of these accounts receivable in the future.  Beyond this allowance for bad debts, the Company believes that all such remaining accounts are fully collectible and will be paid in full.

As previously described, the Company filed a 510k application with the FDA during September 2006 in an effort to have the environmental mask and filter registered as a surgical mask.  The Company has met with the FDA, has received comments back from the FDA regarding the 510k application, and is working diligently to address the FDA’s comments.  Although no assurance can be given as to when or even if it will be able to obtain regulatory approval of the products with the FDA as a surgical mask, the Company believes that obtaining the FDA approval will increase the demand for the products nationally and internationally.  Because the 510k application of the environmental mask and filters with the FDA is currently under review and comments, the Company has suspended all sales to its domestic distributors, pending the outcome of the approval process.

The Company will continue to pursue additional domestic and international distributor agreements, pending the outcome of the TGA audit and the FDA approval process.  If the products are approved by the FDA, the Company expects the demand for their environmental masks and filters to substantially increase, enabling the Company to be able to generate sufficient cash flow from operations to cover its ongoing expenses.  If this occurs and the receivables are collected in the near term, the Company will not need to raise additional funds.

The Company issued 315,000 shares of common stock through the exercise of common stock warrants during the first nine months of 2006, for total proceeds of $78,750.  More significantly, however, the Company issued 1,834,863 shares of common stock to a private investor, for total cash proceeds of $2,000,000.  This was done for the Company to have sufficient cash to produce the necessary inventory that was expected to be needed to fulfill the anticipated increase in orders throughout 2006 and 2007.

The Company also intends to bring additional products to market during the next twelve months, including the breathing circuit filters, the ELVIS BVM bag, and the continued marketing and development of the NanoMask and NanoMask filters as previously described.  The research and development costs associated with the ELVIS BVM device will be the most significant.  The estimated costs for testing, validation and FDA filings for these potential new products are estimated to range from $50,000 to $60,000 during the next twelve months.  The

Company spent approximately $150,000 during 2005 and 2006, for additional molds required for the ELVIS BVM bag, and approximately $21,000 for molds required for the small version of the NanoMask.  An additional $40,000 to $50,000 may also be required for the production of molds for other potential new products.

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

The Company's future business model is designed to be cost-efficient and emphasizes:  (1) continued development of the NanoMask and NanoMask filters, including the introduction of a smaller size mask, and the continued pursuit of additional domestic and international distributor agreements once the product is approved by the FDA; (2) establishing continual efficiencies in its manufacturing facilities in order to cut costs and improve quality control; (3) in-house research and development;  (4) accumulation of intellectual property assets;  and (5) ownership of key production equipment.

Impact of Inflation

At this time, we do not anticipate that inflation will have a material impact on our current or future operations.

Critical Accounting Policies and Estimates

Except with regard to the estimated useful lives of patents and acquired technology, the allowance for bad debts on accounts receivable, and the effective provision of an estimated deferred income tax asset valuation allowance, the Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods.

Management reviews the carrying value of the technology assets annually for evidence of impairment and considers, based on its current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence, whether any write-downs should be taken or whether the estimated useful lives should be shortened.

Management also reviews its forecasted operating results and considers, based on its current marketing activities, plans and expectations, whether it is more likely than not, the Company will be able to utilize its available net operating loss carryforwards, including tax benefits from current period losses.  As of the end of the second quarter, management of the Company recorded a deferred tax benefit of $800,000, net of a normal provision for the six months of $650,000, based on this analysis, and its estimate of the annual effective tax rate, resulting in recognition of $800,000 of the deferred tax asset, net of the remaining valuation allowance at June 30, 2006.  Management reviews these forecasts for each reporting period.  As of the end of the third quarter, the Company recorded a deferred normal tax benefit related to the third quarter loss based on the same estimated annual tax rate and did not adjust the tax asset valuation allowance.

Management also reviews the collectibility of its outstanding receivables based upon historical collection history from each customer, the age of the receivables, and the customers wherewithal to pay the outstanding balance, and records an estimated allowance for bad debts sufficient to cover any potential losses to be incurred for non-collections.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not believe that the application of SFAS 157 will have a material impact on the Company’s financial statements.

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

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On July 27, 2006, a complaint was filed by Nanoscale Materials, Inc. in the United States District Court for the district of Kansas, Kansas City, Case No. 06-2311 KHV, naming (among others) Emergency Filtration Products, Inc. and Douglas K. Beplate as defendants.  Plaintiff alleges patent infringement, false advertising, copyright infringement, unfair competition, breach of contract, breach of fiduciary duty, misappropriation of trade secrets and tortuous interference.  Plaintiff seeks unspecified money damages, attorneys’ fees and other relief.  On October 30, 2006, the Company filed a motion to either have the lawsuit dismissed due to lack of jurisdiction in the State of Kansas, or to transfer the case to the United States District Court for the district of Nevada.  The plaintiff has until November 27, 2006 to respond to this action.  The Company believes the suit is without merit and intends to vigorously contest it.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During July 2006, the Company issued a total of 850,000 restricted shares of common stock to various consultants in connection with marketing, investor relations, legal, and other consulting services to be rendered.  The 850,000 shares of common stock represent, in the aggregate, payment of $918,000, valued at $1.09 per share, the closing market price of the Company’s common stock on the date that the shares were approved by the Board of Directors.  The consulting agreements are each for a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.  $229,500 of the $918,000 consulting expense was recognized for the period ended September 30, 2006, with the remaining $688,500 recorded as deferred compensation, to be recognized over the remaining nine month period at $76,500 per month.

Also during August and September 2006, the Company issued a total of 150,000 restricted shares of common stock to two separate consultants for unpaid consulting fees totaling $87,500.

All of the above shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of the shareholders (the AAnnual Meeting@) was held at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on Friday, August 25, 2006, at 9:00 am, Pacific Time.  At the meeting we:

1.

Elected four directors to serve until the expiration of their respective terms and until their respective successors are elected and qualified; and

2.

Ratified the selection of Piercy Bowler Taylor & Kern as our independent auditor for our fiscal year ending December 31, 2006; and

Voting results on the above matters were as follows:

1. Elect Directors	For	Against	Withheld
Douglas K. Beplate	30,111,773	24,200	19,100
David E. Bloom	30,135,973	-	19,100
Thomas Glenndahl	30,135,973	-	19,100
Raymond C.L. Yuan	30,135,973	-	19,100

2. Ratify re-appointment of Piercy Bowler Taylor & Kern as the Company’s independent registered	30,125,873	24,000	5,200

A total of 30,155,073 shares were represented at the meeting in person or by proxy, or approximately 72% of the total 41,691,851 shares eligible to vote.

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

Emergency Filtration Products, Inc.

Date: November 14, 2006	By: /s/Douglas K. Beplate
Douglas K. Beplate, President

Date: November 14, 2006	By: /s/Steve M. Hanni
Steve M. Hanni, Chief Financial Officer