Form 10KSB
period 2006-12-31
EMERGENCY FILTRATION PRODUCTS INC/ NV
filed 2007-12-27
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to_________

Commission File No. 000-27421

EMERGENCY FILTRATION PRODUCTS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	87-0561647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Grier Drive, Suite B, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip code)

Issuer's telephone number, including area code: (702) 307-4102

Title of each class	Name of each exchange on which registered
None	N/A

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

As of November 30, 2007, there were 45,118,911 shares of the Registrant's Common Stock, $.001 par value, outstanding.

State the Registrant's revenues for the December 31, 2006 fiscal year:  $766,990.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $7,846,298, based on the average bid and ask price of the Registrant's stock on November 30, 2007 of $0.18 per share and 43,590,542 shares held by non-affiliates.  The Registrant's common stock is quoted on the Pink Sheets under the symbol "EMFP.PK".

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

NONE

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

General

We were organized originally under the name "Lead Creek Unlimited".  Until February 9, 1996, we conducted no business.  We filed a Certificate of Amendment with the Secretary of State of the State of Nevada changing our name to "Emergency Filtration Products, Inc." on March 8, 1996 pursuant to a Plan or Reorganization.  There was no change, however, in our majority ownership related to this Plan or Reorganization.

We are a specialty filter products company that has developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems. Since the third quarter of 2006, we have elected to focus our resources entirely on attempting to obtain Federal Food and Drug Administration (FDA) approval for the Nano-Enhanced Environmental Mask (the NanoMask) and NanoMask filters (as described below) and postpone marketing of our other products (as described below) until the required resources are available.

Recent Developments

In a Board of Directors meeting on January 16, 2007, our Board of Directors and management decided that, effective December 31, 2006, we would re-acquire a significant portion of the inventory sold to domestic and international distributors in fiscal 2006 due to apparent delays and problems associated with the resale of the products by the distributors.  On January 24, 2007, the Board of Directors appointed Philip Dascher as Chief Executive Officer, whose responsibilities included examining our books and records for 2006 and determining how the re-acquisition of inventory could best be accomplished.

In February 2007, in the course of due diligence while closing the books for the year ended December 31, 2006, management and the Board of Directors determined that a transaction with an international distributor reported as occurring in March 2006 was incorrectly recorded and reported as a sale of goods totaling $754,550.  The determination was made based on the refusal of the distributor to confirm that a purchase had ever occurred.  On February 15, 2007, the distributor also denied providing management with any confirmation of the purchase although such a purported confirmation was presented to our CFO and our auditors in connection with the preparation of our quarterly report on Form 10-QSB for the period ended September 30, 2006.  Accordingly, on February 16, 2007, we notified our auditors of our determination that our financial statements and related periodic reports for the periods ended March 31, June 30, and September 30, 2006 should no longer be relied on and must be restated.  Concurrently, the Board of Directors accepted the resignation of Douglas Beplate as president and director.  We also filed a Current Report on Form 8-K disclosing the restatement and Mr. Beplate’s resignation on February 20, 2007.

Also on February 20, 2007, Piercy Bowler Taylor & Kern (“PBTK”), our independent registered accounting firm, advised the Board of Directors that it would resign as our auditors in part because it had no assurance that it could rely on management’s representations of the financial condition of the Company going forward.  This resignation was rescinded by PBTK the next day after a conference with our Executive Board in which the Executive Board advised PBTK that it was in the process of engaging independent counsel to conduct an investigation into accounting matters, and would immediately form an audit committee to oversee our financial operations.

Subsequently, our Board of Directors retained independent counsel to conduct an examination of our books and records for fiscal 2006 and to question selected Company personnel, and advise the Board on any irregularities in connection with sales transactions, provide comfort that there were likely no other items requiring adjustment, and make recommendations on changes to internal controls and procedures that might be necessary or advisable to better assure the accuracy of our reporting going forward.  As management continued its own review and examination of the books and records, it determined that a second transaction reported as occurring in June 2006 was incorrectly recorded and reported as a sale of goods totaling $2,225,000 and must also be reversed in a restatement.  The hiring of independent counsel and the determination regarding the second transaction were disclosed in a second Current Report on Form 8-K filed on April 10, 2007.

On April 20, 2007, based on preliminary conclusions of the independent counsel, we filed a third Current Report on Form 8-K reporting a delay in the filing of our annual report for the year ended December 31, 2006 pending the completion of the investigation. In that report, we noted that management had determined that portions of our previously issued disclosures concerning the delays in the collection of outstanding receivables had been inadvertently mischaracterized.  We had stated incorrectly that one of the significant delays in the collection of receivables was due to our suspension of product sales in September 2006 in connection with the filing of an application with the FDA discussed below.  However, the transactions subject to extended collection delays were reported to have occurred in March and June of 2006, respectively, and the suspension of sales in September should not have interfered with collections of receivables from those transactions.

In addition, management determined that the Company reported expected revenues based on executed distribution agreements with minimum purchase requirements and defined payment terms; however, unauthorized modifications and extensions of certain written payments terms may have been initiated and caused such sales and related receivables reported to be prematurely recognized and effectively inflated and rendered payment of the receivables unlikely.  The Company also determined that invoicing methods, inventory controls and operational procedures were inadequate.

Since that report but effective December 31, 2006, for unrelated reasons discussed below, the Board of Directors and management have elected to writedown inventory totaling $1,506,212.  The majority of this writedown relates to the finished filters, since management has doubts as to whether the filter inventory has any future value, can currently be sold, or if the shelf-life of the nanoparticle technology has run to the point that the effectiveness has lapsed.  As discussed in more detail below, we filed with the FDA for approval of these types of filters during September 2006 and we are currently in the process of obtaining the necessary data to answer the FDA’s questions regarding shelf-life, efficacy, and various other concerns, and we are currently performing additional lab testing as part of the approval process.  However, the shelf-life test is still not expected to be completed until January 2008.  Management currently cannot reasonably conclude what the expected shelf-life of the particles and filters will be, or whether the shelf-life, if it lapses, can feasibly be restored, until further testing can be completed.

In addition, based principally on an independent evaluation of our intellectual property, we have also determined to record an impairment adjustment on our intellectual property primarily as a result of the 2006 developments discussed in the foregoing paragraph, effective December 31, 2006, to a net realizable value of $11,500, pursuant to the provisions of Statement of Financial Accounting Standard (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, since it has been determined that its estimated carrying value exceeds it estimated fair value.

These developments have resulted in legal and accounting expenses associated with the independent investigation and the required restatements, a severe decline in the Company’s financial condition and future earnings prospects,  as well as probable lack of investor and market confidence in our Company going forward and raised questions concerning our ability to continue as a going concern.  The financial and disclosure information contained in this report reflect our efforts to accurately and completely disclose the status of our business operations and financial condition giving full effect to the results of management’s determinations and the conclusions of the independent investigation.

In addition, we announced in July 2007 that we executed a letter of intent to merge with Applied Nanoscience, Inc. (“Applied”), a publicly-held company (Pink Sheets, APNN.PK), in an all stock transaction.  The letter of intent is currently subject to the completion of further due diligence, execution of appropriate definitive agreements upon the approval by both Boards of Directors, approval of a merger by shareholders of each company, and a registration statement becoming effective under the federal securities laws.  The terms of the letter of intent call for Applied to issue approximately 34,875,000 shares of its common stock and 17,437,500 warrants for the purchase of additional shares of common stock in exchange for all of our outstanding shares of common stock.  We believe that the merger will produce a number of significant recurring cost savings by creating a single business entity whose product and intellectual property portfolio will make it easier to access capital markets, and to commercialize and get our products to market more quickly.

Products

NanoMask and filters

- Nano-Enhanced Environmental Mask (the NanoMask) and NanoMask filters.  Accounting for a significant portion of our revenues for 2006 and 2005, is a personal environmental mask, enhanced with nanoparticles, designed to address concerns of biological contamination in a workplace or other environment. The product utilizes hydrophilic filters able to capture and isolate bacterial and viral microorganisms with very high efficiencies.  The mask possesses a disposable filter using our licensed technology and an enhanced matrix of charged nanoparticles designed to protect the user from possible inhalation of biological contaminants.   We marketed the NanoMask in fiscal 2005 and the first part of fiscal 2006 as a consumer product that did not require Federal Food and Drug Administration (FDA) clearance. In the third quarter of fiscal 2006, we decided to seek FDA clearance for this product as a Class II medical device.  The FDA application was submitted during September 2006.  Following receipt of our initial premarket notification in 2006, FDA staff provided us with numerous requests for additional information relative to the safety and efficacy of the Nanomask.  We submitted several related testing protocols for advance review and comment by FDA staff.  On March 27, 2007, one day prior to the due date for the entire responses, we submitted an incomplete response to the FDA’s request.

On April 10, 2007, we received a response from the FDA on this latest submission, that included additional requests for further information and testing (including efficacy, safety, and shelf-life), which we have been actively working on completing.  These additional requests required additional scientific testing, the completion of which we currently cannot predict as to the outcome or timing of completion.  An additional extension was requested for an additional six month period.  However, on September 28,, 2007, just prior to the expiration of the six month extension, the 510k application with the FDA was withdrawn, since the requested information and testing had not yet been completed.  We believe that we have made substantial progress during 2007 towards completing all of the additional scientific testing necessary to respond to the FDA information requests, and believe that we have initiated all required testing and analyses.  We have also retained well-known scientific and medical experts to ensure thorough scientific responses to the FDA’s information requests, in order to re-submit a 510k notification.  We intend to submit a new 510k notification as soon as we are satisfied that all of the information requested by the FDA staff is available and is scientifically sound.  The schedule for completion of all required testing and preparation of a new FDA notification is imprecise due to the nature of the testing required, and the necessary development of new testing protocols.  However, we expect to be able to re-submit the notification during early 2008.  There is currently no assurance, however, that we will ever receive FDA clearance for this product, or if the required testing will produce positive results.  If the FDA clearance is never obtained, the product will only be able to be marketed overseas.

As stated in the previous paragraph, although no assurance can be given as to when or even if we will obtain regulatory clearance of the products with the FDA as a surgical mask, we believe that success in obtaining the FDA clearance will increase the demand for the products nationally and internationally.  Because we have not yet received clearance from the FDA, however, we have suspended all sales of this product to our domestic distributors as well as any sales by the domestic distributors, pending the outcome of the review process.

Products where marketing is currently suspended

As stated above, we have marketed and sold the following products in the past, but due to the decline in the demand for these products over the past year, combined with our decision to focus on the development and clearance of the NanoMask and filters with the FDA, we have elected to postpone any further development and significant marketing of these products until adequate resources are available.

 - RespAide(TM) CPR Isolation Mask. An internationally patented (within the United States, Australia, Germany, France, United Kingdom and applied for in Canada) dual-filtered vapor isolation valve (VIV) technology marketed in CPR isolation masks to protect emergency response personnel against infectious diseases during mouth to mouth resuscitation.  We have received FDA approval for our RespAide CPR isolation mask incorporating a proprietary filter, and have established manufacturing and distribution of complete units and replacement filters. In tests performed pursuant to the requirements of the FDA testing procedures, these masks were found to be greater than 99.9% effective against bacterial and viral transmission - the highest rating testing labs will issue for medical devices.  These masks were introduced in 1997.  Although the demand for this product has decreased over the past year, previous year sales have accounted for a significant amount of our revenues to date.

- Disposable Filters for BVMs. The same filter used in the RespAide product described above is ideal for reducing the risk of exposure to viruses and bacteria and equipment contamination during use of bag valve mask (BVM) resuscitation devices.  The disposable filter keeps the equipment contaminant-free, thereby reducing risk of exposure to virus and bacteria to emergency response personnel.  The filter is placed between the bag valve and the mask and is single use.  We have received FDA 510K approval for the filter as a Class II medical device.  The filter was introduced in 1997 as a component of the RespAide device.

- Superstat.  We have also marketed Superstat, a product that provides rapid, safe, effective surgical clotting of the blood for surgery, trauma and burn wound management.  Superstat is a collagen derived, highly purified, acid washed polypeptide material to which a small amount of calcium is added.  The resulting mixture is suspended in a de-ionized, bacteria free water, and then freeze dried to produce a porous spongy wafer, which melts upon contact with blood.  Superstat dissolves in 2 to 3 minutes and does not have to be removed.

We currently hold military national stocking numbers for the RespAide CPR isolation mask, the replacement filters and for Superstat. These stocking numbers make the products acceptable for inventory in all four branches of the military and the U.S. Coast Guard. These stocking numbers were assigned to us after we completed an acceptance process with the Defense Medical Standardization Board and will remain valid for as long as there is procurement activity associated with these numbers.

Other potential products in the future

The following products have been in various stages of development, production and market entry for future sale and have not produced any revenue for us to date.  Further development and production of these products has currently been postponed, as described above, until adequate resources are available:

- Breathing Circuit Filters. To extend our market reach from emergency response sites to the vast number of respiratory procedures conducted within medical facilities, we have developed two new configurations of our technology, a one-way and a two-way breathing circuit filter for applications where ambient air flow must pass evenly in both directions while still protecting equipment and hoses. The filters are used inline with circuitry, hoses and anesthesia, ventilation and respiratory equipment.  The use of the filter serves to remove viruses and bacteria from the airflow, control the moisture delivered to the patient and keep equipment contaminant free.  We have received FDA 510K clearance for the filters as Class II medical devices.  The breathing circuit filter was introduced in 2002, however this product does not account for any sales to date.  In an effort to promote market entry, additional configurations with variations of moisture output have been developed.  No additional FDA filings will be required.

-  ELVIS BVM. We have designed another configuration of our technology called ELVIS (Emergency Life Support Ventilation and Intubation System) for the BVM market. The product is a self-contained device that delivers medicine in aerosol form and a bag with built-in CO(2) monitoring capabilities. Patents have been submitted for this product and we have executed an agreement whereby we acquired the rights for commercial exploitation of the patents.

Manufacturing, Distribution and Supplier Agreements

NanoMask and NanoMask Filters

During 2005 and 2006, we entered into various distribution agreements with domestic and international distributors for the NanoMask and NanoMask filters.  Due to the pending clearance process with the FDA, as previously discussed, all sales to our domestic distributors have been suspended, as well as the suspension of any sales by the domestic distributors.  We are in the process of terminating various domestic and international distribution agreements in order to consolidate our efforts with only a select few significant distributors, pending the outcome of the FDA clearance process.

During October 2005, we opened a manufacturing facility in Henderson, Nevada, and in February 2006, we opened a manufacturing facility in Nogales, Mexico. Both facilities were opened for the production of the NanoMask filters.  In order to consolidate and minimize our operating and production costs, the manufacturing facility in Henderson, Nevada was closed during October 2006.

Effective October 1, 2006, we entered into a new lease agreement for office and warehouse space in Las Vegas, Nevada, consisting of approximately 15,000 square feet.  This new facility had been used for corporate offices and domestic warehousing, rather than production of any product.  In an effort to reduce our overhead costs pending the outcome of the FDA process, on November 7, 2007, we entered into a “Surrender and Termination of Lease” agreement with the landlord terminating the lease effective December 31, 2007.  Pursuant to this agreement, we are liable for the monthly lease payment through December 31, 2007, plus an additional incremental amount to finish any uncompleted leasehold improvements of $7,500.

We estimate that we have the current capacity, if and when operations are resumed, to produce approximately 1 million NanoMask filters per week. We estimate that we can ramp up this capacity to 4 million filters per week within 45 to 60 days as necessary. The NanoMask shells are expected to continue to be manufactured in Taiwan.  If we are able to obtain FDA clearance for the NanoMask product, we believe this capacity should enable us to fulfill supply commitments to our international and domestic distributors, as well as pursue large retail and medical products customers.

RespAide products and filters

We contracted in December 1997 with Westmed, an FDA manufacturing facility in Tucson, Arizona, for the manufacture and production of our RespAide proprietary filter products. An FDA manufacturing facility is an establishment that has applied for and received acceptance by the FDA and passed its FDA inspections to maintain compliance as an FDA manufacturing facility.  We supplied all materials for the manufacturing and packaging.  The agreement with Westmed will remain in effect until terminated by either party.  Although the marketing and development of this product is currently suspended, if we obtain adequate resources to resume marketing and development, we expect to continue using Westmed for the manufacture and production of the RespAide products, possibly under a revised agreement.

Superstat

The Superstat products are manufactured by Superstat Corporation, also an FDA manufacturing facility, in Rancho Dominguez, California, and drop shipped to our customers from that facility.  We pay Superstat Corporation once the product is drop shipped to the final customer.

Additional Potential Applications

We believe our technology may have application for the following products, although we do not market or sell these products or applications and do not have any plans or contracts to do so:

- Air filtration systems for semiconductor manufacturing and laboratory "clean rooms".

- Heating, ventilating and air conditioning (HVAC) filters for use in commercial and residential buildings, airplanes, and motor vehicles.

During 2004, we were awarded a Prototype Development/Testing/ Evaluation Grant (PDT&E) to develop a testing protocol for filter media on behalf of the U.S. Military. As part of this project, we tested our licensed nano-enhanced filter media at Edgewood Chemical Biological Center in Edgewood, Maryland. The final phase of testing was completed during May 2005.  As a result of these tests, the U.S. military introduced our technology to companies that manufacture filters for various military applications with the aim of having them incorporate the technology in their filter applications.  However, there have been no developments to date.

We also participated in a Department of Defense sponsored research program conducted by California State University (San Bernardino) (CSUSB) to determine the potential military and industry applications of our filtering technology.  Over the past two years, U.S. Soldier and Biological Chemical Command (SBCCOM), in conjunction with CSUSB, has been examining how to apply our filter technology to a large number of potential applications in the military and private industries.  Numerous potential applications of our filter technology have been identified but there are no additional developments to report.

Since we elected to apply for clearance of the filtering products with the FDA as a medical device, the U.S. military has suspended any activities related to the products.  If the filter products receive clearance by the FDA as a medical device, we would expect to sub-license the nano-enhanced filter media to a number of Department of Defense approved manufacturers to develop and/or enhance existing filtration products that are currently used by the U.S. Air Force, Army and Navy, as well as to commence development of new product applications that will serve to better protect U.S. Military personnel.

Product development remains an important part of our business but our primary focus at the present time is on obtaining successful clearance by the FDA of the NanoMask and filters as Class II medical devices, thereby increasing product sales through a marketing driven sales effort in order to increase revenues that will ultimately cover total expenditures.

Competition

The medical device industry is a highly competitive sector of the health care industry and there are a large number of established and well financed entities with significantly greater financial resources, technical expertise and in-depth managerial capabilities than we have.  Competitors include two major manufacturers of CPR devices, Laerdal and MDI (both internationally based companies) and two major manufacturers of hemostatic collagens, Johnson & Johnson and MedChem Products, Inc.  A major competitor in the personal protection mask market is 3M Corporation and a major competitor in the breathing circuit filter market is PALL Corporation.

Sources and availability of raw materials and the names of principal suppliers

The raw materials utilized in the production of our proprietary products are readily available from a variety of manufacturers including Weise Labs, Inc., 3M Corporation, Superior Felt and Filtration and Versal.  We do not expect significant raw material shortages in the future, unless there is a dramatic increase in the demand for personal protection environmental masks.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts

In 1996, we entered into an Agreement with Douglas K. Beplate, our President until his resignation on February 16, 2007, whereby Mr. Beplate granted us all rights, including patent rights, to the commercial exploitation of a dual filtered rotary isolation valve.  On June 18, 1996, on receipt of notification that the patent would be issued, Douglas K. Beplate executed an Assignment of Invention, assigning us all rights to exploit the dual filtered rotary isolation valve technology.

In 2003, we entered into another agreement with Mr. Beplate whereby Mr. Beplate assigned and/or licensed to us all of his rights, title and interest in various technology, patents and patent applications.  This agreement is entirely separate from the original agreement referred to in the preceeding paragraph.  The 1996 agreement and technology transfer were for the dual rotary isolation valve and any amendments to that patent.  This new agreement, effective April 1, 2003, reflects the technologies of hydrophobic and hydrophilic filtration used in a BVM setting, the rescission of the 5% royalty included in the original agreement on the Respaide technology, and the license of nano coatings on any filter configuration for environmental masks and any other application for US military use only.  Mr. Beplate was to receive a 1% royalty on the gross sales of any and all products utilizing this licensed technology.  During June 2004, Mr. Beplate assigned this 1% royalty to a separate company, Applied Nanoscience, Inc. (“Applied”), a company in which Mr. Beplate is a founding shareholder and former director (see also Item 12). During October 2005, pursuant to a revised agreement, our Board of Directors increased this royalty to 2.5% in anticipation of possible revenue leads generated by Applied.

Our United States patents are as follows:

PATENT NO./APP. NO.	DESCRIPTION	EXPIRATION
5,575,279	Dual-filtered Rotary Iso. Valve for Resuscitation	11/2016
6,375,854	Combined Hydrophobic-hydrophilic Filter for Fluids (Smaller to Larger)	4/2023
10/128,367	Combined Hydrophobic-hydrophilic Filter for Fluids (Larger to Smaller)	4/2022
6,062,217	Portable Emergency Safety Resuscitator	5/2020
6,276,363	Portable Emergency Safety Resuscitator	8/2021
09/934,016	Medical Port for Emergency Safety Resuscitator	Pending

Our international patents are as follows:

PATENT NO./APP. NO.	COUNTRY	DESCRIPTION	EXPIRATION

2,246,770	Canada	Dual-filtered Rotary Iso. Valve	11/2017
723311	Australia	Dual-filtered Rotary Iso. Valve	11/2017
96945105.3	France	Dual-filtered Rotary Iso. Valve	11/2017
69610644	Germany	Dual-filtered Rotary Iso. Valve	11/2017
0873151	U.K.	Dual-filtered Rotary Iso. Valve	11/2017
PCT/US02/26347	Int=l	Medical Port for Emergency Safety Resusitator	Pending

Need for any government approval of principal products or services

As discussed above, we decided to seek FDA clearance for our NanoMask filters as a Class II medical device.  The FDA application was submitted during September 2006.  Although no assurance can be given as to when or even if we will be able to obtain regulatory clearance of the product with the FDA, we believe that obtaining the FDA clearance will increase the demand for the products nationally and internationally.

We have received FDA clearance for our RespAide CPR isolation mask and vapor isolation valve (disposable filter for BVM's) and the breathing circuit filters as Class II medical devices.  Compliance with the clearance of the devices requires that they be manufactured in an FDA approved manufacturing facility.  We have used Westmed, an approved facility, for the manufacture of the above products.

If adequate financial resources are available in the future, we expect to file an application (called a “510K application”) for acceptance as a Class II medical device for the new ELVIS product.  At this time, we do not intend to file a premarket notification or premarket approval process, but rather the 510K application.  If a 510K application is filed, there is an evaluation process that may or may not result in clearance to market the device in the United States.  The 510K application evaluation process requires the submission and review of detailed information, including but not limited to, product drawings, prototypes, claims and functions, laboratory testing, manufacturing processes, labeling, quality control and compliance with inspections, post-mark obligations, and import/export requirements.  At this time, we believe that no clinical trials will be required, however additional information, including clinical trials, may be requested by the FDA once the 510K application is submitted and reviewed.

We are required to register on a yearly basis with the FDA to be listed as a manufacturer, and are subject to inspections at our Las Vegas, Nevada facility.  In addition, since certain manufacturing processes have been performed by Westmed and Superstat, at their facilities in Tucson, Arizona and Rancho Dominquez, California, respectively, both Westmed and Superstat are also subject to FDA inspections.  The warehouse facility in Nogales, Mexico is also registered with the FDA and is subject to FDA inspections.

Research and Development

Our Research and Development expenditures for the last two years were as follows:

- 2006 $63,289

- 2005 $26,150

These costs are prototype development costs associated with the new products such as materials, supplies, consulting fees, filing fees, etc.

Costs and effects of compliance with environmental laws

We are not aware of any cost or effect of compliance with environmental laws.

Impact of Inflation

At this time, we do not anticipate that inflation will have a material impact on future operations.

Employees

We currently employ 5 individuals, either as an employee or an outside consultant.  We also pay a weekly fee to a company in Mexico, which company employs four individuals involved in the production and warehousing of our products in Nogales, Mexico.

Non-officer employees are paid hourly and at-will.

ITEM 2.  DESCRIPTION OF PROPERTIES

Through December 31, 2007, we presently occupy office and warehouse space located at 1111 Grier Drive, Suite B, Las Vegas, Nevada 89119, pursuant to a lease agreement that was prematurely terminated during November 2007 in an effort to reduce operating costs, as discussed above.  The property consists of approximately 2,500 square feet of offices and 12,500 square feet of warehouse space. The lease agreement began October 1, 2006 and was to terminate on October 1, 2009.  The current monthly lease payment is $14,707.  We expect to enter into a small corporate office lease sometime during December 2007.

We also presently occupy a manufacturing/warehousing facility in Nogales, Mexico located at Calle Los Gavilanes, #28, Nogales, Sonora, Mexico, under a three year lease agreement.  The property consists of approximately 13,124 square feet.  The lease agreement began on December 15, 2005 and terminates on December 14, 2008.  The monthly lease payment is $4,648 and includes an annual increase not to exceed 3%.

ITEM 3.  LEGAL PROCEEDINGS

On July 27, 2006, a complaint was filed by NanoScale Corporation (“NanoScale”) in the United States District Court for the district of Kansas, Kansas City, Case No. 06-2311 KHV, naming Emergency Filtration Products, Inc., Applied Nanoscience Inc. (“Applied”, a related party by some common ownership and directors), Douglas K. Beplate, and Thomas Allen (President of Applied) as defendants.  The plaintiff alleged patent infringement and other torts, and originally sought unspecified money damages and other relief.  On July 5, 2007, the Company and Applied entered into a litigation settlement agreement with NanoScale.  The settlement agreement contains provisions for the dismissal of all claims and counterclaims filed in the action subject to an initial payment by defendants of $150,000, which was paid on July 5, 2007 ($75,000 each by the Company and Applied), with a subsequent payment of $450,000 due within ninety days.  The $450,000 was paid, pursuant to an extension agreement, during September and October 2007 ($225,000 each by the Company and Applied).  Since the cost of the settlement was borne equally by the Company and Applied, the Company recorded a litigation settlement accrual of $300,000 as of December 31, 2006.  The Company’s portion paid, or $300,000, was borrowed by the Company from Applied pursuant to various promissory notes during 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of our securities holders in the fourth quarter of fiscal 2006.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of November 30, 2007, we had approximately 2,750 shareholders.  We have not paid cash dividends on our common stock.  We anticipate that for the foreseeable future any earnings will be retained for use in our business, and no cash dividends will be paid on the common stock.  Declaration of common stock dividends will remain within the discretion of our Board of Directors and will depend upon our growth, profitability, financial condition and other relevant factors.

Our common stock has been traded on the NASD'S OTC Bulletin Board (the "OTCBB") under the symbol "EMFP" until May 18, 2007, at which time, due to our failure to timely file our Annual Report on Form 10-KSB for the year ended December 31, 2006, we received a delisting notice from the NASD.  Our common stock is now traded on the Pink Sheets under the symbol “EMFP.PK”.  The following table sets forth, for the respective periods indicated, the prices of our common stock in the over the counter market as reported by on the OTCBB for the periods for which this report is being filed.  Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions.

Fiscal Year 2006	High Bid	Low Bid

Quarter ended 12/31/06	$ 1.01	$ 0.40
Quarter ended 9/30/06	$ 1.55	$ 0.81
Quarter ended 6/30/06	$ 2.13	$ 1.26
Quarter ended 3/31/06	$ 2.14	$ 0.65

Fiscal Year 2005	High Bid	Low Bid

Quarter ended 12/31/05	$ 1.14	$ 0.44
Quarter ended 9/30/05	$ 0.56	$ 0.31
Quarter ended 6/30/05	$ 0.58	$ 0.35
Quarter ended 3/31/05	$ 0.60	$ 0.32

Fiscal Year 2004	High Bid	Low Bid

Quarter ended 12/31/04	$ 0.57	$ 0.20
Quarter ended 9/30/04	$ 0.55	$ 0.23
Quarter ended 6/30/04	$ 0.63	$ 0.28
Quarter ended 3/31/04	$ 0.90	$ 0.52

During the quarter December 31, 2006, we issued the following shares of common stock:

During November 2006, we issued 92,785 shares of our common stock to our directors for past board service totaling $90,000.

The above shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

Disclosure Regarding the Company's Equity Compensation Plans

On September 15, 2004, we adopted a 2004 Stock Option and Award Plan (the "Plan") under which options to acquire our common stock or bonus stock may be granted from time to time to employees, including officers and directors and/or subsidiaries.  In addition, at the discretion of the board of directors or other administrator of the Plan, options to acquire common stock or bonus stock may from time to time be granted under the Plan to other individuals who contribute to our success but who are not employees.  A total of 2,500,000 shares of common stock may be subject to, or issued pursuant to, options or stock awards granted under the terms of the Plan.  The shares underlying the Plan were registered by us on a Registration Statement on Form S-8 filed with the Commission on September 29, 2004.

As of December 31, 2006, 1,479,000 shares of our common stock have been issued pursuant to the Plan for the services of various individuals.  The 1,479,000 shares (issued during 2004) were recorded at the fair market value of the shares on the date of issuance, which was $0.45 per share for a total of $665,550. $18,000 of this amount has been recorded as deferred compensation in the accompanying financial statements as of December 31, 2006 for services to be rendered to us in the future, and $45,000 was capitalized to patent and acquired technology costs related to one of our developing products.

The following table summarizes information about equity awards that are outstanding as of December 31, 2006.

	Number of Shares of	Number of Shares of
	Common stock to be	Weighted Avg	Common Stock
	issued upon exercise	Exercise Price	Available for Future
	of Outstanding	of Outstanding	Issuance (excluding
Plan Category	Options*	Options	shares reflected in *)

Equity compensation
plans approved by

security holders	0	n/a	0

Equity compensation
plans not approved by
security holders	0	n/a	1,021,000

Our Board of Directors has the sole authority to determine the terms of awards and other terms, conditions and restrictions of these non-plan options.  Any shares issued pursuant to these options shall be subject to resale restrictions as shall be in force at the time of issuance of the shares, including sales volume and timing of the sale.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements

This report may contain "forward-looking" statements.  Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions. Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” below as well as those discussed elsewhere in this report.

Overview

We have been in the business of producing masks and filters for medical devices designed to reduce the possibility of transmission of contagious diseases.  To a lesser extent, we also have been a distributor of a blood clotting device for surgery, trauma and burn wound management.  However, due to our decision in late 2006 to seek FDA clearance for the NanoMask and filters as a Class II medical device (as previously discussed), we have suspended all sales of this product.  In addition, since we have elected to focus our entire resources on obtaining this FDA clearance, we have elected to postpone any further development or significant marketing of our other products until adequate resources are available.

Since inception, we have been involved primarily in the development of our technologies, and most recently, the marketing of the various technologies.  During this time, revenues have not been adequate to cover operating expenses. Without adequate revenues to offset expenditures, we have reported a loss in each of our years of existence.  To date, we have funded our operations by way of a series of private equity placements.  As of the end of fiscal 2006, we had offset our accumulated deficit in this manner. We believe that our most valuable asset is our intellectual property and technology.  W acquired the rights to a substantial portion of our intellectual property from our former president and chief executive officer (See Critical Accounting Policies and Estimates, below), which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered vapor isolation valve and the licensing rights to certain other technologies related to environmental masks.  Rights pertaining thereto include the right to maintain, sell and improve the devices, and to license those rights.

Based on an independent evaluation of our intellectual property, however, we have determined to record an impairment adjustment on our intellectual property, effective December 31, 2006, to an estimated net realizable value of $11,500, pursuant to the provisions of Statement of Financial Accounting Standard (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, since it has been determined that its estimated carrying value exceeds it fair value.

Recent Developments

As previously discussed, in a Board of Directors meeting on January 16, 2007, our Board of Directors and management decided that, effective December 31, 2006, we would re-acquire a significant portion of the inventory sold to domestic and international distributors in fiscal 2006 due to apparent delays and problems associated with the resale of the products by the distributors.

In February 2007 in the course of due diligence while closing the books for the year ended December 31, 2006, management and the Board of Directors determined that a transaction with an international distributor reported as occurring in March 2006 was incorrectly recorded and reported as a sale of goods totaling $754,550.  The determination was made based on the refusal of the distributor to confirm that a purchase had ever occurred.  On February 15, 2007, the distributor also denied providing management with any confirmation of the purchase although such a purported confirmation was presented to our CFO and our auditors in connection with the preparation of our quarterly report on Form 10-QSB for the period ended September 30, 2006.  Accordingly, on February 16, 2007, we notified our auditors of our determination that our financial statements and related quarterly reports for the periods ended March 31, June 30, and September 30, 2006 should no longer be relied on and must be restated.

Subsequently, our Board of Directors retained independent counsel to conduct an examination of our books and records for fiscal 2006 and advise them on any irregularities in connection with sales transactions, provide comfort that there were likely no other items requiring adjustment, and make recommendations on changes to internal controls and procedures that might be necessary or advisable to better assure the accuracy of our reporting going forward.  As management continued its own review and examination of the books and records, it determined that a second transaction reported as occurring in June 2006 was incorrectly recorded and reported as a sale of goods totaling $2,225,000 and must also be reversed in a restatement.

On April 20, 2007, based on preliminary conclusions of the independent counsel, we filed a third Current Report on Form 8-K reporting a delay in the filing of our annual report for the year ended December 31, 2006 pending the completion of the investigation. In that report, we noted that management had determined that portions of our previously issued disclosures concerning the delays in the collection of outstanding receivables had been inadvertently mischaracterized.  We had stated incorrectly that one of the significant delays in the collection of receivables was due to our suspension of product sales in September 2006 in connection with the filing of an application with the FDA.  However, the transactions subject to extended collection delays were reported to have occurred in March and June of 2006, respectively, and the suspension of sales in September should not have interfered with collections of receivables from those transactions.

In addition, management determined that the Company reported expected revenues based on executed distribution agreements with minimum purchase requirements and defined payment terms; however, unauthorized modifications and extensions of certain written payments terms may have been initiated and caused such sales and related receivables reported to be prematurely recognized and effectively inflated and rendered payment of the receivables unlikely.  The Company also determined that invoicing methods, inventory controls and operational procedures were inadequate.

Since that report but effective December 31, 2006, for unrelated reasons previously discussed, the Board of Directors and management have elected to writedown inventory totaling $1,506,212.  The majority of this writedown relates to the finished filters, since management has doubts as to whether the filter inventory has any future value, can currently be sold, or if the shelf-life of the nanoparticle technology has run to the point that the effectiveness has lapsed.  As discussed below, we filed with the FDA for approval of these types of filters during September 2006 and we are currently in the process of obtaining the necessary data to answer the FDA’s questions regarding shelf-life, efficacy, and various other concerns, and we are currently performing additional lab testing as part of the approval process.  However, the shelf-life test is still not expected to be completed until January 2008.  Management currently cannot reasonably conclude what the expected shelf-life of the particles and filters will be, or whether the shelf-life, if it lapses, can feasibly be restored, until further testing can be completed.

In addition, based, in part, on an independent evaluation of our intellectual property, as a result of the foregoing developments in 2006, we have also determined to record an impairment adjustment on our intellectual property, effective December 31, 2006, to a net realizable value of $11,500, pursuant to the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, since it has been determined that its estimated carrying value exceeds it estimated fair value.

These developments have resulted in legal and accounting expenses associated with the independent investigation and the required restatements, a severe decline in the Company’s financial condition and future earnings prospects, as well as the probable lack of investor and market confidence in our Company going forward and raised questions concerning our ability to continue as a going concern.  The financial and disclosure information contained in this report reflect our efforts to accurately and completely disclose the status of our business operations and financial condition giving full effect to the results of management’s determinations and the conclusions of the independent investigation.

In addition, we announced in July 2007 that we entered into a letter of intent to merge with Applied Nanoscience, Inc. (“Applied”), a publicly-held company (Pink Sheets, APNN.PK), in an all stock transaction.  The letter of intent is currently subject to the completion of further due diligence, execution of appropriate definitive agreements upon the approval by both Boards of Directors, approval of a merger by shareholders of each company, and a registration statement becoming effective under the federal securities laws.  The terms of the letter of intent call for Applied to issue approximately 34,875,000 shares of its common stock and 17,437,500 warrants for the purchase of additional shares of common stock in exchange for all of our outstanding shares of common stock.  It has not yet been determined how the transaction will be accounted for, but it may qualify as what is commonly called a “reverse merger.”  We believe that the merger will produce a number of significant recurring cost savings by creating a single corporate entity whose product and intellectual property portfolio will make it easier to access capital markets, and to commercialize and get our products to market more quickly.

Results of Operations

As stated above, we have restated our quarterly financial statements for the quarters ended March 31, June 30, and September 30, 2006 and plan to file amended reports for those quarters to correctly account for two transactions that were mischaracterized as sales.  The discussion below of the results of our operations in fiscal 2006 reflects those restatements.

Revenues:  During 2006, we reported an increase in revenues of $112,118 or approximately 17% from revenues for 2005, primarily due to the increase in NanoMask and NanoMask replacement filter sales during 2006 as compared to 2005.  We commenced production of the filters at the Company’s Henderson, Nevada facility during November 2005, which continued through the third quarter of 2006.

We marketed the NanoMask in fiscal 2005 and the first half of fiscal 2006 as a consumer product that did not require Federal Food and Drug Administration (FDA) clearance. In the third quarter of fiscal 2006, we decided to seek FDA clearance for this product as a Class II medical device.  The FDA application was submitted during September 2006. Following receipt of our initial premarket notification in 2006, FDA staff provided us with numerous requests for additional information relative to the safety and efficacy of the Nanomask.  We submitted several related testing protocols for advance review and comment by FDA staff.  On March 27, 2007, one day prior to the due date for the entire responses, we submitted an incomplete response to the FDA’s request.  On April 10, 2007, we received a response from the FDA on this latest submission, that included additional requests for further information and testing (including efficacy, safety, and shelf-life), which we have been actively working on completing.  These additional requests required additional scientific testing, the completion of which we currently cannot predict as to the outcome or timing of completion.  An additional extension was requested for an additional six month period.  However, on September 28,, 2007, just prior to the expiration of the six month extension, the 510k application with the FDA was withdrawn, since the requested information and testing had not yet been completed.  We believe that we have made substantial progress during 2007 towards completing all of the additional scientific testing necessary to respond to the FDA information requests, and believe that we have initiated all required testing and analyses.  We have also retained well-known scientific and medical experts to ensure thorough scientific responses to the FDA’s information requests, in order to re-submit a 510k notification.  We intend to submit a new 510k notification as soon as we are satisfied that all of the information requested by the FDA staff is available and is scientifically sound.  The schedule for completion of all required testing and preparation of a new FDA notification is imprecise due to the nature of the testing required, and the necessary development of new testing protocols.  However, we expect to be able to re-submit the notification during early 2008.  There is currently no assurance, however, that we will ever receive FDA clearance for this product, or if the required testing will produce positive results.  If the FDA clearance is never obtained, the product will only be able to be marketed overseas.

As previously discussed, subsequent to December 31, 2006, we elected to re-acquire inventory sold to various domestic distributors due to the above described delays and problems associated with the resale of the products by the distributors.  Accordingly, we have recorded an allowance for sales returns, effective December 31, 2006, for a total of $75,033.  Revenues for 2006, therefore, are being shown net of this allowance for sales returns.

In addition, as discussed in our amended quarterly reports, expected to be filed shortly after this report, for the periods ended March 31, June 30, and September 30, 2006, we will restate our financial statements reducing previously reported revenues for each period, related to two separate matters occuring during 2006, as follows:

-

During March 2006, we reported a sale, totaling $754,550, to an international distributor, pursuant to a “bill-and-hold” transaction based upon the criteria set forth in Staff Accounting Bulletin 104 (SAB 104), which was later shipped during May 2006.  In an effort to re-acquire inventory from this distributor during 2007 due to the pending FDA clearance process, the particular distributor whom we had believed had purchased the inventory, would not confirm that a purchase had ever occurred and denied previously providing us with any confirmation of the purchase.  Accordingly, the quarterly financial statements for 2006 have been amended to eliminate this sale.

-

During June 2006, we reported a sale, totaling $2,225,000, to a domestic distributor, pursuant to a separate “bill-and-hold” transaction pursuant to the criteria in SAB 104, although this was not reported as a bill-and-hold transaction in previous filings.  In this transaction, the distributor had asked us to warehouse the inventory, pending final shipping instructions to an anticipated governmental agency purchasing the inventory from the distributor.  This sale was reported as revenue during the quarter ended June 30, 2006, as we believed that the revenue recognition criteria had been met, pursuant to a “bill-and-hold” transaction. The distributor has paid a down payment of $100,000 towards this order at the time of the purchase.  In addition, although the distributor under this transaction had represented to us, in writing, that the title of the product had transferred to the distributor and that the distributor was legally obligated for payment on the sale, we have now determined that the revenue recognition criteria pursuant to SAB 104 were not entirely met at the time the transaction was recorded, since we have determined that the transaction did not include a fixed date for delivery of the product.  Although we believed that there was going to be a fixed delivery date at the time the revenue was originally recorded in June 2006, due to our decision to file a 510k notification with the United States FDA, the eventual shipment to the anticipated buyer did not occur.  Accordingly, the quarterly financial statements for the periods ended June 30, 2006 and September 30, 2006 have been amended to eliminate this sale.

Revenues have also been generated in 2006 and 2005 (although considered insignificant based on total revenues for each year) in part from the sale of the emergency CPR assistance device.  Sales for this product decreased approximately 31% during 2006 primarily due to the substantial decrease in orders from the U.S. military during 2006 as compared to 2005.  Government orders, historically, have been sporadic based upon the timing of their restocking requirements, although there are no guarantees as to when or if the government will continue to re-order any of the Company’s products. In addition to competition from other companies that may offer alternative products, governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the US military.  We have elected to postpone any further development and significant marketing of this product at the present time, enabling us to devote all of our current resources to the FDA clearance process of the NanoMask and filters.

Additionally, we generated revenues in 2006 and 2005 related to Superstat, a modified collagen hemostat. Revenues related to Superstat were also considered insignificant to the overall revenues for 2006 and 2005, but revenues from this product declined approximately 64% during 2006 as compared to 2005.  We have also elected to postpone any further development and significant marketing of this product at the present time.

Cost of Sales: During 2006, we reported an increase in cost of sales of $169,859 or approximately 41% compared to 2005.  This increase in cost of sales is not commensurate with the increase in revenues as described above, due to an increase in production costs and down-time, and additional shipping and customs charges for 2006.  We also recorded an inventory writedown of $1,506,212 for 2006, the majority of which relates to the finished filters, since management has substantial doubts as to whether the filter inventory has any future value, can currently be sold, or if the shelf-life of the nanoparticle technology has run to the point that the effectiveness has lapsed.  As previously discussed, we filed with the FDA for approval of these types of filters during September 2006 and we are currently in the process of obtaining the necessary data to answer the FDA’s questions regarding shelf-life, efficacy, and various other concerns, and we are currently performing additional lab testing as part of the approval process.  However, the shelf-life test is still not expected to be completed until January 2008.  Management currently cannot reasonably conclude what the expected shelf-life of the particles and filters will be, or whether the shelf-life, if it lapses, can feasibly be restored, until further testing can be completed.  Accordingly, we recorded an inventory writedown totaling $1,506,212 at December 31, 2006 on our filter inventory.

Costs as a percentage of sales (exclusive of the writedown recorded of $1,506,212 for 2006) were 76% and 63% for the years ended December 31, 2006 and 2005, respectively. The increase in cost of sales for 2006 is related to the increase in production costs and down-time, and additional shipping and customs charges as described above.  Assuming FDA clearance of the NanoMask and filters, at which time we can re-commence manufacturing in Nogales, Mexico and re-commence domestic sales of our products, we expect costs as a percentage of sales to decrease to approximately 35% to 37% on the environmental masks and filters, unless significant changes in the cost of materials occur. This is due to the significant decrease in production costs in Mexico, as compared to past production costs in Nevada.  The significant components of our cost of sales include actual product cost, including outsourced manufacturing and packaging, overhead allocations including depreciation, salaries and wages, rent and utilities, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: General and administrative expenditures for 2006 as compared to 2005 increased by $1,082,647, or approximately 63%, primarily due to the need during 2006 to increase administrative costs, advertising, travel, professional fees, and insurance as a result of the increase in the expected demand for our products.

We hired a Director of Manufacturing (later appointed as the Company’s Chief Operating Officer in July 2006) during late 2005, and hired a Director of Regulatory Compliance in June 2006.  Both are under employment agreements initially for one year, which have been renewed for an additional year and are subject to additional renewals, with aggregate annual salaries of $186,808.

During July 2006, we issued a total of 750,000 shares of common stock to various consultants in connection with marketing, investor relations, legal, and other consulting services to be rendered.  The 750,000 shares of common stock represent, in the aggregate, payment of $1,140,000, valued at $1.52 per share, the closing market price of our common stock on the date that the consulting agreements were entered into.  The consulting agreements are each for a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.  $570,000 of the $1,140,000 consulting expense was recognized for the year ended December 31, 2006, with the remaining $570,000 recorded as deferred compensation in stockholders’ equity, to be recognized during 2007 over the remaining six month period at $95,000 per month.

Also during 2006, we issued 250,000 shares of common stock to two separate consultants for unpaid consulting fees totaling $366,500.

During 2006 and 2005, we issued 92,785 and 236,840 shares of common stock, respectively, to our directors valued at $0.97 and $0.38 per share, respectively, for services rendered totaling $90,000 for each year in their positions as directors.  We also issued 1,025,000 shares of common stock during 2005 to certain officers and consultants for services rendered and in lieu of unpaid salaries valued at $0.88 per share, or $902,000.

After production and sale of the products was suspended during late 2006, we have aggressively attempted to reduce operating expenses, and continue to search for other means of reducing operating costs. We expect general and administrative expenses to decrease significantly during 2007, until we are able to sell our products domestically, assuming FDA approval, at which time we will need to incur additional operating costs associated with the increase in revenues.

Depreciation and Amortization: During 2006, we recorded depreciation expense and amortization of leasehold improvements of $10,313 compared to $30,339 for 2005.  In addition, we recorded amortization of patents and acquired technology of $74,247 for 2006 compared to $74,320 for 2005.  More significantly, however, we recorded an impairment writedown on the patents and acquired technology of $811,623 for 2006, based on an independent evaluation of our intellectual property, performed by an independent valuation specialist as of December 31, 2006, which resulted in a fair value determination of our intellectual property of $11,500.  Accordingly, an impairment writedown has been recorded for 2006 pursuant to the provisions of SFAS 144 since it has been determined that the carrying value of our intellectual property exceeded it estimated fair value as of December 31, 2006.  The Board of Directors and management believe that the conditions necessitating this impairment adjustment occurred principally during the fourth quarter of 2006, with the suspension of our product sales utilizing the technology rights previously capitalized.

Research and Development Expense: Although not significant for the periods presented, we do not expect research and development costs to increase in the near future as we have determined to postpone any further development of additional pending products, allowing us to focus our entire resources to the FDA approval process of the NanoMask and filters.  If resources are available in the future, we intend to bring additional products to market, assuming those products are still viable at the time the resources are available. Future costs for additional testing, validation and FDA filings for the NanoMask and filters are estimated to range from $190,000 to $200,000 during the next twelve months.  We have spent approximately $169,000 during 2005 and 2006 for additional molds required for one of our potential new products, ELVIS (Emergency Life-Support Ventilation and Intubation System), and approximately $21,000 for molds required for the smaller version of the NanoMask.  The significant components of our research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Bad Debts:  During 2006, we recorded bad debt expense of $141,932 compared to $4,010 for 2005, due to the significant delays in collections on certain account receivable balances due to the suspension of sales by the domestic distributors pending FDA clearance.  We recorded an allowance for bad debts for any significant remaining receivables at December 31, 2006, as a result of our requests for the return of inventory from various distributors during 2007.  Because it is uncertain as to whether or not the returned inventory will be saleable, once returned, we are allowing for bad debts on the full amount with no adjustment for an estimated inventoriable value of expected returns.

Liquidity and Capital Resources

We have not been able, in the past, to generate sufficient net cash inflows from operations to sustain our business efforts as well as to accommodate our growth plans.  During early 2007, however, we raised $150,000 through a private offering of common shares with our former President/CEO and an additional $1,100,000 through a private offering of common shares with an individual.  In addition, this same individual agreed to loan a total of $200,000 to us during July and August 2007, pursuant to two separate $100,000 unsecured promissory notes, each with a one-year term and interest at prime plus 2%.  Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

We do not believe, however, that we currently have sufficient capital to sustain our business efforts for the next twelve months, including the continued efforts to obtain Federal Food and Drug Administration (FDA) clearance of our current products.  Accordingly, we will need to raise additional capital during late 2007 and early 2008 to sustain operations.  These funds will be required to either continue our efforts to obtain FDA clearance of our products, or assuming we obtain FDA clearance, to enable us to increase our production of inventory, sufficient to meet the expected demands. We are also working on minimizing operating expenses, to the extent possible, by reducing overhead costs, salaries, and other consulting and professional fees, in order to conserve our available cash, pending clearance of our products with the FDA.

Consequently, our ability to continue as a going concern may be dependent upon the success of our ongoing business plans which, as explained above, include a) obtaining FDA clearance of our NanoMask products, b) continuing efforts, upon FDA clearance, to increase our product sales in the U.S. and internationally, and c) obtaining additional equity of debt financing.  We have no assurance that such additional capital will be available, or available on terms acceptable to us.  Accordingly, for these and other reasons, in their report on our 2006 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern.

Management can offer no assurance with respect to our ability to obtain FDA clearance of our products, to create additional revenues, to obtain additional equity or debt financing, or otherwise execute our long-term business plans. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

During August 2006, we announced that our environmental mask and filters had been registered with the Therapeutics Goods Administration (TGA) (the Australian counterpart to the United States FDA) as a Class I medical device.  As a result of this registration, our Australian distributor had originally planned to launch an extensive marketing campaign in Australia.  However, during October 2006, the TGA commenced an audit of the registration to validate the claims made, which led to the suspension of all planned marketing activities in Australia by the Australian distributor, pending the outcome of the audit.  The TGA audit was completed successfully during April 2007, which resulted in their clearance to allow the distributor to re-commence marketing and distribution of the products in Australia and other Pacific Rim markets, in advance of FDA clearance.   However, the distributor has elected to continue to postpone its marketing and distribution of the products until certain tests required by the FDA produce positive results, including tests regarding efficacy, safety and shelf-life.

We will continue to pursue additional domestic and international distributor agreements, pending the outcome of the FDA process.  If the products are cleared by the FDA, we expect the demand for our environmental masks and filters to substantially increase, enabling us to be able to generate sufficient cash flow from operations to cover our ongoing expenses.

We issued 315,000 shares of common stock through the exercise of common stock warrants during 2006, for total proceeds of $77,500.  More significantly, however, we issued 1,834,863 shares of common stock to a private investor, for total cash proceeds of $2,000,000.  This sale was completed for us to have sufficient cash to produce the necessary inventory we expected to be needed to fulfill the anticipated increase in orders throughout 2006 and 2007.

Cash used by our operating activities for the years ended December 31, 2006 and 2005 was funded primarily by the sale of common stock for cash and from the exercise of outstanding stock warrants.

We also issued a total of 450,000 shares of common stock during 2006 to four separate consultants for unpaid consulting fees totaling $452,500.

During July 2006, we issued a total of 750,000 shares of common stock to various consultants in connection with marketing, investor relations, legal, and other consulting services to be rendered.  The 750,000 shares of common stock represent, in the aggregate, payment of $1,140,000, valued at $1.52 per share, the closing market price of the our common stock on the date that the consulting agreements were entered into.  The consulting agreements are each for a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.  $570,000 of the $1,140,000 consulting expense was recognized for the year ended December 31, 2006, with the remaining $570,000 recorded as deferred compensation, to be recognized during 2007 over the remaining six month period at $95,000 per month.

During November 2006, we issued 92,785 shares of its common stock to our directors for past board service totaling $90,000.

During 2005, we also issued 692,300 shares of common stock through the exercise of common stock warrants previously granted from a separate offering conducted during 2003, for total proceeds of $173,075.

On October 20, 2005, we issued 387,976 shares of common stock in lieu of outstanding debt as follows:

 - 34,091 shares to our former President for past due wages;

 - 42,614 shares to our former Secretary/Treasurer for past due wages;

 - 51,136 shares to our Chief Financial Officer for past due wages;

 - 236,840 shares to our directors for past board service; and

 - 23,295 shares to a related consultant for past services performed.

In 2004, we adopted a stock option and award plan (the "Plan") under which options to acquire our common stock or bonus stock may be granted from time to time to employees, including officers and directors and/or subsidiaries.  As of December 31, 2006, 1,479,000 shares of our common stock were issued pursuant to the Plan for the services of various individuals.  The 1,479,000 shares (issued during 2004) were recorded at the fair market value of the shares on the date of issuance which was $0.45 per share for a total of $665,550.  However, a total of $492,540 of this amount was originally recorded as deferred compensation for services to be rendered to us in the future, and $45,000 was capitalized to patent and acquired technology costs related to one of our developing products.  Amortization of $474,540 of the deferred compensation was recorded through December 31, 2006, leaving a remaining balance of deferred compensation of $18,000 at December 31, 2006.

During 2004, we were awarded a Prototype Development/Testing/ Evaluation Grant (PDT&E) to develop a testing protocol for filter media on behalf of the U.S. Military. As part of this project, we tested our licensed nano-enhanced filter media at Edgewood Chemical Biological Center in Edgewood, Maryland.  We received the $75,000 grant in early 2006.

Our future business model is intended to be cost-efficient and will emphasize:  (1) continued efforts to obtain FDA clearance of the NanoMask and NanoMask filters; (2) continued pursuit of additional domestic and international distributor agreements, once FDA clearance is obtained; (3) establishing efficiencies in our manufacturing facilities in order to cut costs and improve quality control; (4) in-house research and development;  (5) accumulation of intellectual property assets;  and (6) ownership of key production equipment.

Impact of Inflation and Interest Rates

At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

Critical Accounting Policies and Estimates

Except with regard to the estimated useful lives of patents and acquired technology, the net realizable value of our remaining inventory due to shelf-life issues, and the allowance for bad debts on accounts receivable, we do not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods.

Management reviews the carrying value of the technology assets annually based on its current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence, whether any writedowns should be taken or whether the estimated useful lives should be shortened.

Management also reviews the carrying value of its inventory periodically for evidence of impairment and considers, based on its current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence due to shelf-life issues on the environmental filters, whether any write-downs should be taken.

Management also reviews the collectibility of outstanding receivables based upon historical collection history from each customer, the age of the receivables, and the customers wherewithal to pay the outstanding balance, and records an estimated allowance for bad debts sufficient to cover any potential losses to be incurred for non-collections.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of our fiscal year 2007. We have not yet evaluated or determined the likely effect of SFAS 155 on our future financial statements.

 In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which deals with the accounting for uncertainty in income taxes.  FIN 48 will be effective for the quarter ending March 31, 2007.  Since as a result of our history of operating losses, its effects, if any, will be solely on our income tax-related disclosures and, therefore, we do not expect that it will have a material impact on our financial position, results of operations or cash flows for the foreseeable future.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings.  SFAS Nos. 157 and 159 are scheduled to become effective for us for financial statements issued for fiscal year 2008 but SFAS 159 may be delayed.  We are currently evaluating the effects, if any, that SFAS Nos. 157 and 159 will have on our future financial position, results of operations and operating cash flows.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, an Amendment of SFAS 141, which provides additional guidance on business combinations including defining the acquirer, recognizing and measuring the identifiable assets acquired and the liabilities assumed, and any noncontrolling interest in the acquiree.  Also in December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which amended ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS Nos. 141(R) and 160 are scheduled to become effective for us for financial statements issued for fiscal year 2009.  We are currently evaluating the effects, if any, that these statements will have on our future financial position, results of operations and operating cash flows.

Risk Factors

Because some of our products require governmental approval or clearance, we may be subject to extensive regulatory delays during which no sales can take place and no revenues may be generated, which may place our operations in jeopardy.

In fiscal 2006, we submitted an application for United States FDA clearance of our NanoMask product which resulted in the complete suspension of sales, pending the completion of the application.  The application was later withdrawn during September 2007, pending the completion of the required information requests by the FDA, at which time, the application is expected to be re-submitted.  The NanoMask product has been the focus of our development and sales efforts and, therefore, the delay while regulatory approval is pending has severely impacted our revenues and liquidity.  We hope our efforts to obtain clearance will be successful but we cannot predict a timeframe for completion of the application and resumption of sales, nor whether or not the product will ever receive FDA clearance.  During the application process, the costs of regulatory compliance cannot be offset by corresponding sales so our financial condition becomes more tenuous the longer the process continues, which may eventually make it impossible for us to continue.

Future government regulation may affect our ability to sell our products.

The United States Environmental Protection Agency (EPA) recent announced its intention to regulate some nanomaterials pursuant to the federal Toxic Substances Control Act.  Because our NanoMask product under submission to the FDA (see above Risk Factor) incorporates certain nanomaterials, we are currently in discussions with EPA officials concerning whether our products may be subject to such regulation, and if so, what kind of regulations would apply and what standards, tests or procedures we would be required to perform.  Therefore, even if FDA approval is granted, we may be required to perform additional testing or demonstrations to meet EPA guidelines.  This potential additional regulation could further delay our ability to market our products or achieve our revenue objectives.

Even if we obtain regulatory approval and acquire customers for our NanoMask products, we may experience inventory delays and shortages that impact the production of our products and reduce our revenue stream.

In the past several years, we have experienced occasional production delays caused by filter material shortages and product redesign efforts on our environmental masks being produced in Taiwan.  Although these delays have since been abated, if we experience significant material shortages and delays in the future, revenue could significantly be affected by decreased sales and lost customers.  If, after obtaining FDA approval for our NanoMask products, we experience a significant increase in demand for these products, a delay in production may occur due to a limited amount of product raw materials.

Because we have a limited operating history, you cannot evaluate our future potential based on our past performance.

We have had limited operations since our organization.  We have a relatively short history of operations you can use to evaluate our business experience.  Because we have no extensive operating history demonstrating our ability to conduct business, the investment risk in our company is greater than with an established company.  Accordingly, you should not invest in Emergency Filtration if you cannot afford the loss of your entire investment.

There is no assurance that we will become profitable in the near future.

Since the date of inception we have incurred substantial losses.  Although we have indications of increased interest in our products from a number of government sources, medical products distributors and other potential purchasers, this interest is primarily dependent on our successfully completing our current FDA application. We expect to incur continued losses until our FDA application is completed and until we are able to generate increased sales sufficient to cover our operating costs.  There is no assurance that we will be able to obtain FDA clearance, generate net revenue from the sale of our products, or achieve or maintain profitable operations.

If we cannot generate adequate, profitable sales of our products, we will not be successful.

In order to succeed as a company, we must continue to develop commercially viable products and sell adequate quantities at a high enough price to generate a profit.  We may not accomplish these objectives.  Even if we are successful in increasing our revenue base, a number of factors may affect future sales of our product.  These factors include:

- Whether competitors produce superior products

- Whether the cost of our product continues to be competitive in the marketplace.

Because we have limited experience, we may be unable to ascertain risks relating to the industry and therefore, we may not be able to successfully market and distribute our products.

We have limited experience in the marketing of medical products and may not be aware of all the customs, practices and competitors in that industry.  The consultants that we retain may not have had sufficient experience to enable us to completely understand the characteristics of the industry.  There can be no assurance that we will properly ascertain or assess any and all risks inherent in this industry.

In addition, our success depends, in part, on our ability to continue marketing and distributing our products effectively.  We have limited experience in the sale or marketing of medical products.  We have limited marketing or distribution capabilities and we will need to retain consultants that have contacts in and understand the medical products marketplace.  We may not be successful in entering into new marketing arrangements, whether engaging independent distributors or recruiting, training and retaining a larger internal marketing staff and sales force.

Intense competition could harm our financial performance.

There are a number of companies, universities and research organizations actively engaged in research and development of technology that may be similar to our processes or to those processes we have licensed.  Our competitors may have substantially greater assets, technical staffs, established market shares, and greater financial and operating resources than we do.  There is no assurance that we can successfully compete.

Since there may be competing products in the future, we may experience price declines.

Some of our competitors are larger and better financed with more resources to devote to development and technological innovation.  If such competitors develop products that can be produced less expensively than our products, we could suffer the adverse effects of a price decline which may affect our profitability.

We have had to restate our financial statements for three quarters of fiscal 2006 and have made changes to our internal controls and procedures but do not have sufficient resources or personnel to provide clear segregation of duties which could impair our ability to detect accounting problems.

In the course of our due diligence preparing our fiscal 2006 year-end financial statements, we uncovered accounting irregularities that have required us to restate our quarterly reports for March, June and September 2006.  We have implemented changes to our internal controls and procedures to address the problems uncovered by our due diligence but our employee base is small and it is impossible for us to completely segregate accounting duties.  In addition, because our Chief Financial Officer is not employed on a full-time basis, our company does not have the benefit of his day-to-day oversight.  Therefore, there may be a higher risk of accounting problems going undetected.

Our business depends on the protection of our patents and other intellectual property and may suffer if we are unable to adequately protect such intellectual property.

Our success and ability to compete are substantially dependent upon our intellectual property.  We rely on patent, trademark and copyright laws, trade secret protection and confidentiality or license agreements with our employees, customers, strategic partners and others to protect our intellectual property rights.  However, the steps we take to protect our intellectual property rights may be inadequate.  There are events that are outside of our control that pose a threat to our intellectual property rights as well as to our products and services.  For example, effective intellectual property protection may not be available in every country in which we license our technology or our products are distributed.  Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective.  Any impairment of our intellectual property rights could harm our business and our ability to compete.  Also, protecting our intellectual property rights is costly and time consuming.  Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.  In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

Third parties may invalidate our patents.

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by or licensed to us based on, among other things:

- Subsequently discovered prior art;

- Lack of entitlement to the priority of an earlier, related application; or

- Failure to comply with the written description, best mode, enablement or other applicable requirements.

If a third party is successful in challenging the validity of our patents, our inability to enforce our intellectual property rights could seriously harm our business.

We may be liable for infringing the intellectual property rights of others.

Our products and technologies may be the subject of claims of intellectual property infringement in the future.  Our technologies may not be able to withstand any third-party claims or rights against their use.  Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle, could divert resources and attention and could require us to obtain a license to use the intellectual property of third parties.  We may be unable to obtain licenses from these third parties on favorable terms, if at all.  Even if a license is available, we may have to pay substantial royalties to obtain it.  If we cannot defend such claims or obtain necessary licenses on reasonable terms, we may be precluded from offering most or all of our products or services and our business and results of operations will be adversely affected.

Because of our reliance on trade secrets, we may be at risk for potential claims or litigation related to our technology.

In certain cases, where the disclosure of information required to obtain a patent would divulge proprietary data, we may choose not to patent parts of the proprietary technology and processes which we have developed or may develop in the future and rely on trade secrets to protect the proprietary technology and processes.  The protection of proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons even where proprietary claims are unsubstantiated.  The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area.  We may also be subject to claims by other parties with regard to the use of technology information and data which may be deemed proprietary to others.

Because our auditors have expressed a going concern opinion, our ability to obtain additional financing could be adversely affected.

Emergency Filtration has incurred significant losses, which have resulted in an accumulated deficit of $16,911,619 at December 31, 2006.  Because of these continued losses and our accumulated deficit, we have included a going concern paragraph in Note 1 to our financial statements included in our Form 10-KSB for the year ended December 31, 2006, addressing substantial doubt about our ability to continue as a going concern.  This going concern paragraph could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed.  Management can offer no assurance with respect to its ability to create additional revenues, obtain additional equity financing, or execute its long-term business plan.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements for the reporting period are set forth immediately following the signature page to this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

There were no disagreements with Piercy Bowler Taylor & Kern on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Piercy Bowler Taylor & Kern would have caused Piercy Bowler Taylor & Kern to make reference to the subject matter of such disagreements in connection with their reports on our 2006 or 2005 financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive and principal financial officers have participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our principal executive and principal financial officers believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by the report.

Pursuant to a letter from our auditors which identified certain internal control deficiencies as significant and other deficiencies identified as material weaknesses, we have already made and are in the process of making changes to our internal controls and procedures.  A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control.  A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control.

The following changes have been made or are in the process of being implemented:

1.

We are establishing inventory counting procedures to assure that inventory counts and recounts are performed by different individuals.  We are also establishing account tags to assure that no inventory is double counted.

2.

Due to limited staff, our CFO has previously handled a significant portion of the financial responsibilities.  Although it is currently difficult to separate the accounting duties, we have implemented procedures whereby our current CEO approves all invoices before they are entered into the accounting system for payment, and approves all payments, in writing, before checks are issued.  If operations increase in the future, we will take additional steps to separate recording of financial transactions from check writing, signing and mailing functions.  We will also implement procedures to separate the preparation of bank reconciliations from the initiation and entering of journal entries.

3.

We are establishing credit policies that will be managed and enforced by our COO, independent of sales and cash receipt functions.  We are establishing documented procedures that will require the CFO and CEO to pre-authorize significant sales transactions.  We have limited the authority of sales personnel to set or alter sales prices or credit terms without written authorization from the CEO.

4.

We have implemented a procedure for sending monthly statements to customers with a requirement that unpaid balances be investigated and resolved timely.

5.

Although our CFO is not currently employed full time, we have determined that his services are sufficient to effectively evaluate revenue recognition practices and assess and monitor our internal controls until such time as our operations ramp up to full production.  Once we begin the ramp up, we intend to hire a full-time CFO.

6.

On February 19, 2007, we established an audit committee that will assist in our efforts to reasonably assure that our internal controls are effectively implemented and observed.

We believe that all the foregoing changes will help to reasonably assure the accuracy and completeness of our financial reporting.  We have also hired a consultant to provide us with recommendations for other internal controls and procedures that may be implemented when our operations resume full scale production and sales activities.  At this time, the full extent of any forthcoming recommendations is unknown.

The above changes in our internal controls have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report. To overcome the material weaknesses, our principal executive and financial officers have provided additional substantive accounting information and data to our outside auditors in connection with their audit of the financial statements for the year ended December 31, 2006.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS, AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  Information as to our directors and executive officers is as follows:

Name	Age	Position	Held Since
Douglas K. Beplate	52	Former President, Director	July 2000 – February 2007 (resigned)
Philip Dascher	69	Chief Executive Officer	January 2007
Steve M. Hanni	39	Chief Financial Officer Secretary, Treasurer	November 2002 November 2005
John Masenheimer	63	Chief Operating Officer	July 2006
Lynn Hayse	56	Director of Regulatory Compliance	June 2006
Thomas Glenndahl	60	Director	May 2002
Dr. Raymond C.L. Yuan	63	Director	December 1997
William Rueckert	54	Director	November 2006
David Bloom	57	Director	May 2004

The principal occupation and business experience for each of the present directors and executive officers are as follows:

Douglas K. Beplate, former President, signed an agreement with us in 1996 whereby he provided consulting services and was subsequently elected as President and elected to the Board of Directors in July, 2000.  Mr. Beplate is the co-founder of the Company.  Mr. Beplate resigned as President and Director, effective January 16, 2007.  Prior to his resignation, his responsibilities included product design, research and development, patent work and production.  Mr. Beplate is also a founder and former director of Applied Nanoscience, Inc. (Pink Sheets, APNN.PK), a technology company with which we have a license agreement.  Prior to his position with the Company, he was a consultant to various medical products firms from 1993 to 1996 where he was involved in research and development, and product design.  Mr. Beplate is also an experienced entrepreneur and business manager.  He was Founder of Kinder tot, Inc. (1990-1993).  He has directed and managed all aspects of a $10 million budget for a $100 million sporting goods company, Udicso, d.b.a. Sunset (1980-1986) including advertising, merchandising, promotions, markdowns, vendor relations and inventory control of 50 stores in six states.

Philip Dascher, Chief Executive Officer, was appointed as the CEO during January 2007.  Mr. Dascher has extensive experience managing and building companies. From 1996 to the present, Mr. Dascher has been managing his personal investment portfolio and working on consulting assignments for various companies.  From 1985 to1996, Mr. Dascher founded two apparel companies, Pelle Leather, Ltd. and General Clothing Co., Ltd., with offices in New York, Dallas and Milan.  During his tenure, sales volumes reached $48 million, with sales to national retailers, department stores and specialty store chains in the United States and Italy.  Prior to that period, Mr. Dascher founded and sold three other apparel companies from 1972 to 1979.

Steve M. Hanni, Chief Financial Officer, was appointed as the CFO on a part-time basis during November 2002 and was appointed Secretary/Treasurer in November 2005.  He has worked extensively with us over the past ten years as an outside auditor or financial consultant.  Mr. Hanni currently devotes approximately 30-40% of his time with the Company. He is also currently a partner in the accounting firm of Stayner, Bates & Jensen, PC in Salt Lake City, Utah. He was formerly an audit partner with HJ & Associates, LLC from 1997 to 2001 where he served as the Company=s outside auditor.  He received his BA from Weber State University in 1993 and an MA in Accounting from Weber State University in 1994.  He has worked extensively with small public companies in numerous industries.  Mr. Hanni is a founding shareholder of Applied Nanoscience, Inc. (Pink Sheets, APNN.PK), a technology company with which we have a license agreement. Mr. Hanni is also on the board of directors and serves as the Chair of the Audit Committee for Amerityre Corporation (NASDAQ: AMTY).  He is also acting CFO of Medizone International, Inc. (Bulletin Board: MZEI), a medical research company with limited activity at the present time.

John Masenheimer, Chief Operating Officer, was appointed as the COO during July 2006.  He joined us as a consultant in February, 2004.  Prior to joining us as a consultant, he worked for eight years as COO of Westmed, Inc., a manufacturer of respiratory disposable delivery devices.   In that capacity, he was able to improve productivity a minimum of 4% annually.  Prior to his tenure at Westmed, he worked for United Technologies from 1990-1995, and for General Electric from 1968-1990, where he held various management positions.

Lynn Hayse, Director of Regulatory Compliance, was appointed during June 2006.  He joined us as a consultant in September 2005. The previous 14 years (1992-2005) were spent as Quality Manager and later VP of Regulatory Affairs for Westmed, Inc. which manufactures a full range of both sterile and non sterile respiratory medical devices. From 1989 – 1991, he worked  as senior Quality Engineer for the Keramont Group (MontEdison Corp.) in the development and production of ceramic formulations for electronic substrates and armor applications.   Prior to that, he was employed (1984 -1989) as Quality Manager for Unitronics/CEI, the primary automated assembly supplier of printed circuit boards (20,000/week) for IBM’s Tucson facility.   He spent 11 years (1973-1984) working for Durkee Industrial Foods, (Division of SCM Corp.). as a QC Analyst, Reliability Chemist, Quality Manager, and interim Director of Quality.  The industrial foods division operated multiple edible oil refineries that produced FDA regulated high end shortenings, hard butters, specialty coatings, emulsifiers, and agglomerated/encapsulated ingredients.  He graduated in 1973, with a BA in Zoology/Chemistry, from Olivet Nazarene University.

Thomas Glenndahl, Director, was appointed as a director in May 2002.  He was born in Sweden in 1946 and educated in the United States and Europe and resides in Waterloo, Belgium and Tiburon, California.  He graduated with a Masters degree of Business Administration in international marketing from Gothenburg School of Economics in 1970.  His professional experience includes:  Commercial Attache with the Swedish Chamber of Commerce in Paris, France (1970-1971); Investment Banker with Barkley Securities, London and England (1972-1974), US Director of Interstudy, San Francisco (1974-1977), CEO of Sitzmat, Inc., San Francisco (1977-1981), and; Founder of the ASPECT International Language Schools in San Francisco, CA (1982) which was sold to Sylvan Learning Systems in 1998.  Since 1998, Mr. Glenndahl has acted as an independent investor and consultant.  He currently serves as a Director of Harling Properties in Sweden, Aksu Pharmaceuticals in Turkey, Transnico International Group SA and Transnico Technologies Group SA in Belgium.  He is also a partner in the MVI Group in Scandinavia and Switzerland.  Mr. Glendahl is a founding shareholder and director of Applied Nanoscience, Inc. (Pink Sheets, APNN.PK), a technology company with which we have a license agreement.

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

Mr. Rueckert is currently the managing member of Oyster Financial Partners, L.P., a hedge fund investing exclusively in domestic community banks. Since 1990, he is also the President of Rosow & Company, Inc. and International Golf Group, Inc., private companies with interests in resort, real estate development and project management. From 1988 to 1990, Mr. Rueckert served as Treasurer of Moore & Munger, Inc., a private holding company with interests in oil and gas, resort and real estate development. From 1981-1988, he was President, CEO and Chairman of the Board of Directors of United States Oil Company, Inc., a NASDAQ listed oil and gas exploration company. From 1978-1981, Mr. Rueckert served as Assistant to the Senior Credit Officer of Brown Brothers Harriman & Co.

Since 2005, Mr. Rueckert has served as a director for Glycotex, Inc., a closely-held bio-pharmaceutical company based in Washington, D.C. Previously, he has held director positions with Westport Bancorp, Inc., a public community bank located in Westport, Connecticut (1992-1996) and Hudson United Bancorp, Inc., a public regional bank located in Mahwah, New Jersey (1996-1999). He also has extensive experience as an officer and director of numerous non-profit and charitable organizations, including the Cleveland H. Dodge Foundation, Teachers College, Columbia University, and International House, a residence in New York City for 750 graduate students from over 100 countries.

David Bloom, Director, was elected to the Board in May 2004.  He is currently an independent business consultant.  From 2001-2006, Mr. Bloom was CEO and President of Le Gourmet Chef, a housewares products company.  From 1999 to 2001, he was CEO and founder of Princeton Photo Network, an entity consolidating photography studios to reduce costs.  From 1994 to 1999, he was CEO and founder of Sneaker Stadium, a start up venture that expanded to 50 store locations.  From 1991 to 1994, Mr. Bloom was CEO and President of Record World, and successfully turned around the 80 store retailer of music products.  From October 1990 to March 1991, Mr. Bloom served as COO of Barnes & Noble bookstores, responsible for the small store division.  From 1974 to 1990, Mr. Bloom was employed by Herman=s World of Sporting Goods, as President and CEO from 1987 to 1990.  Mr. Bloom received a B.S.E. degree from the University of Michigan in 1971 and an M.B.A. from Harvard Business School in 1974.

All directors hold office until the next annual stockholders' meeting or until their death, resignations, retirement, removal, disqualification, or until their successors have been elected and qualified.  Officers serve at the will of the Board of Directors.

There are no agreements or understandings for any of our officers or directors to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2006, the end of our last completed fiscal year for which this report is being filed):

		Long-	Term	Compensastion
Annual	Compensation	Awards		Payouts

Name and Principal Position	Year	Salary	Bonus ($)	Other Annual Compensation	Restricted Stock Awards	Options / SARS	LTIP Payout	All Other Compensation
Douglas Beplate	2006	$96,000 (1)	$0	$0	$18,000(2)	$0	$0	$0
President	2005	$102,000 (1)	$366,000 (2)	$0	$18,000 (2)	$0	$0	$0
	2004	$96,000 (1)	$0	$0	$0	$0	$0	$0

Steve Hanni	2006	$70,000 (3)	$0	$0	$0	$0	$0	$0
CFO	2005	$60,000 (3)	$43,000 (4)	$0	$0	$0	$0	$0
	2004	$60,000 (3)	$39,400 (4)	$0	$0	$0	$0	$0

(1)  In 2004, Mr. Beplate received $46,500 in cash and $90,000 in the form of shares issued at $.36 per share representing the remaining accrued salaries from 2002, 2003 and part of 2004.  In 2005, Mr. Beplate received $114,000 in cash and $30,000 in the form of shares issued at $0.88 per share representing any unpaid accrued salaries.  In 2006, Mr. Beplate received $78,000 in cash and the remaining $18,000 was accrued.  Total remaining unpaid salary due to Mr. Beplate at December 31, 2006 totaled $18,000.

(2) In 2005, Mr. Beplate also received 415,909 shares issued at $.88 per share representing a bonus totaling $366,000, and 47,368 shares issued at $0.38 per share as a directors fee totaling $18,000.  In 2006, Mr. Beplate received 18,557 shares issued at $0.97 per share as a directors fee totaling $18,000.

(3) In 2004, Mr. Hanni received $25,000 in cash and $20,000 in the form of shares issued at $0.36 per share, and the remaining $15,000 was accrued.  In 2005, Mr. Hanni received $15,000 in cash and $45,000 in the form of shares issued at $0.88 per share.  In 2006, Mr. Hanni received $41,667 in cash and the remaining $28,333 was accrued.  Total remaining unpaid salary due to Mr. Hanni at December 31, 2006 totaled $43,333.

(4) In 2004, Mr. Hanni also received 110,000 shares issued at $0.36 per share representing a bonus totaling $39,600. In 2005, Mr. Hanni received 48,864 shares issued at $0.88 per share representing a bonus totaling $43,000.

Effective June 1, 2006 and July 1, 2006, respectively, we entered into one-year employment agreements with our Chief Operating Officer and our Director of Regulatory Compliance, subject to renewal, with annual salaries aggregating $186,808.

We have an oral agreement with Steve Hanni, Chief Financial Officer / Secretary / Treasurer, calling for salary payments of $80,000 per year for his part-time services.  Accrued payroll for Mr. Hanni totaled $43,333 as of December 31, 2006.  We also had an oral agreement (through his resignation date) with Douglas Beplate, President, calling for salary payments of $96,000 per year.  Accrued payroll for Mr. Beplate totaled $18,237 as of December 31, 2006.  Mr. Beplate resigned as President on February 16, 2007.  Any accrued amounts are non-interest bearing and subject to change only upon approval by the Board of Directors.

Effective January 29, 2007, we hired Philip Dascher as our Chief Executive Officer.  As compensation for his services as CEO, Mr. Dascher has agreed to accept options to purchase up to 850,000 shares of our common stock at an exercise price of $0.76 per share, the closing price of our stock on the date Mr. Dascher accepted his appointment, exercisable for seven years from the date of grant.  100,000 options vested immediately, and an additional 150,000 options will vest after 90 days, subject to the approval by our Board of Directors of the completion of certain organizational and administrative tasks, including the presentation to the Board of one year and three year budget plans and a sales and marketing plan.  Additional vesting will occur subject to the achievement of various strategic objectives, including the receipt of FDA approval for our NanoMask product and budget planning for fiscal 2008 and 2009.  Mr. Dascher will serve at the Board’s discretion.  If terminated by the Board, Mr. Dascher’s unvested options will be canceled.  Mr. Dascher will not receive any salary or benefits.  The excess estimated fair value, if any, of his services over the value of his share-based compensation will be recorded as contributed capital and additional compensation expense.

Compensation of Directors

On September 22, 2004, pursuant to a Board resolution, our Board approved the annual compensation to be $18,000 per director for services rendered as a member of the Board of Directors, payable in cash or an equivalent number of common shares calculated based upon the closing price of the shares on each anniversary date. The anniversary date is to be August 31st of each year.  In addition, directors are reimbursed for expenses incurred in connection with their services as directors.

During fiscal 2006 and 2005, we issued a total of 92,785 and 236,840 shares of common stock, respectively, valued at $0.97 and $0.38 per share, respectively, to our directors for director services rendered totaling $90,000 and $90,000, respectively.

The board of directors met one time in person and twelve times via telephone during fiscal 2006.  In addition, the compensation committee of the board of directors met separately one time during fiscal 2006.

Committees of the Board of Directors

Our Board of Directors formed an Executive Committee on January 29, 2007, consisting of Mr. Philip Dascher, and two board members, William Rueckert and David Bloom.  The Executive Committee has been appointed to bring more direct board involvement and better communication throughout the Company.  We have no Compensation Committee, but the functions ordinarily performed by a Compensation Committee are among those assigned to the Executive Committee.

Although not required to have one, our Board of Directors established an Audit Committee on March 2, 2007, consisting of the two independent board members, William Rueckert and David Bloom.  Mr. Rueckert was appointed Chair of the Audit Committee and would qualify as a financial expert in accordance with SEC guidelines, if they were applicable to us.

Code of Ethics

We have a Code of Ethics for our executive officers and employees.  The Code of Ethics is posted on our website at www.emergencyfiltration.com.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of November 30, 2007, the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 45,118,911 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.  Beneficial ownership numbers and calculation of % of class assume the exercise of any outstanding options and warrants and the corresponding increase in the number of outstanding shares.

Title of Class	Name and Address	Number of Shares	% of Class

Common	Douglas K. Beplate 175 Cassia Way, Ste. A115 Henderson, NV 89014	3,308,038	7.33%
Common	Josiah T. Austin 12626 Turkey Creek Road Pearce, AZ 85625	7,216,165	18.15%

Securities Ownership of Officers and Directors

Title of Class	Name and Address	Number of Shares	% of Class

Common	Philip Dascher Chief Executive Officer	300,000(1)	0.66%
Common	Steve M. Hanni Chief Financial Officer/Sec./Treas.	230,556	0.51%
Common	John Masenheimer Chief Operating Officer	100,000	0.22%
Common	Lynn Hayse Director of Regulatory Compliance	100,000	0.22%

Common	Dr. Raymond C.L. Yuan Director	400,925	0.89%
Common	William Rueckert Director	40,038	0.09%
Common	David Bloom Director	165,925	0.37%
Common	Thomas Glenndahl Chairman of the Board	190,925	0.42%

	Total (9 persons)	1,528,369	3.39%

(1) Includes 50,000 shares, 100,000 vested options exercisable at $0.76 per share until 1/23/14, and 150,000 options exercisable on the same terms that will vest on May 1, 2007, subject to board approval of a budget plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following related party transactions occurred during the years ended December 31, 2006 and 2005 (and subsequent to December 31, 2006) which are required to be disclosed pursuant to Item 404 of Regulation S-B.

Stock Issuances to Related Parties

During the year ended December 31, 2006, we issued 50,000 shares of common stock to an employee as a bonus totaling $48,500.

During November 2006, we issued 92,785 shares of common stock to our directors for past board service totaling $90,000.

On October 20, 2005, we issued 1,211,840 shares of common stock in lieu of outstanding debt and other services rendered as follows:

 - 450,000 shares to our former President, Doug Beplate, for past due wages totaling $30,000 and a bonus of $366,000;

 - 350,000 shares to our former Secretary/Treasurer, Peter Clark, for past due wages totaling $37,500 and a bonus of $270,500;

 - 100,000 shares to our Chief Financial Officer, Steve Hanni, for past due wages totaling $45,000 and a bonus of $43,000;

 - 75,000 shares to a related consultant, Wendy Harper, for outstanding debt totaling $20,500 and other services rendered totaling $45,500.  Ms. Harper provides outside accounting, secretarial, and general managerial consulting services to us; and

 - 236,840 shares to our directors for past board service totaling $90,000.

Applied Nanoscience Inc.

As discussed above, we have entered into a licensing agreement with Applied Nanoscience Inc. (“Applied”), a related company due to some common ownership, directors and employees, which includes a 2.5% royalty on the gross sales of any and all products utilizing the nanocoatings technology on any filter configuration for environmental masks and any other application for US military use only.  Royalties of $17,982 and $8,400 were paid and/or accrued pursuant to this agreement for the years ended December 31, 2006 and 2005, respectively.

On July 31, 2007, we announced that we had entered into a letter of intent with Applied, pursuant to a proposed merger agreement.  The letter of intent is subject to the completion of further due diligence, execution of appropriate definitive agreements upon the approval by both Boards of Directors, approval of the merger by shareholders of both companies, and a registration statement.  The terms of the letter of intent call for Applied to issue approximately 34,875,000 shares of its common stock and 17,437,500 warrants for the purchase of additional shares in exchange for the outstanding shares of the Company that are currently outstanding.  A definitive merger agreement is expected to be signed in the near future.  Once a registration statement is filed with the Securities and Exchange Commission and becomes effective, the merger will be submitted to the shareholders for approval.

ITEM 13. EXHIBITS

(a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

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

ITEM 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Information required by Item 9(c) of Schedule 14A

  1) Audit Fees - The aggregate fees billed or estimated and expected to be billed for professional services rendered by our registered public accounting firm, Piercy Bowler Taylor & Kern, for the audits of our annual financial statements and review of our quarterly financial statements for fiscal years 2006 and 2005 were approximately $178,000 and $40,500, respectively.

  2) Audit-Related Fees – The aggregate fees billed for professional audit-related services rendered during fiscal years 2006 and 2005 by Piercy Bowler Taylor & Kern were approximately $2,075 and $0, respectively.

  3) Tax Fees - None

  4) All Other Fees - None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENCY FILTRATION PRODUCTS, INC.

December 21, 2007

By /S/Philip Dascher

Philip Dascher, Chief Executive Officer

December 21, 2007

By /S/Steve M. Hanni

Steve M. Hanni, Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signature	Title	Date

/S/ Thomas Glenndahl	Chairman of the Board	December 21, 2007
/S/ Raymond C.L. Yuan	Director	December 21, 2007
/S/William Rueckert	Director	December 21, 2007
/S/ David Bloom	Director	December 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Emergency Filtration Products, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheet of Emergency Filtration Products, Inc. (the Company) as of December 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, its financial position as of December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9, the Company has incurred losses resulting in a working capital deficiency and an operating deficit, and its ability to pay its obligations when due and to continue operations is dependent upon its ability to develop and sell its products or obtain additional financing.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern

Certified Public Accountants and Business Advisors

Las Vegas, Nevada

December 7, 2007

EMERGENCY FILTRATION PRODUCTS, INC.
Balance Sheet December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 5,578
Accounts receivable, net	3,077
Inventory	349,555
Prepaid expenses and other	48,197

406,407

PROPERTY AND EQUIPMENT, net of accumulated depreciation
and amortization of $291,057	386,561

OTHER ASSETS
Patents and acquired technology, net of accumulated amortization
and impairment adjustment of $1,103,287	11,500
Deposits and other	28,810

40,310

$ 833,278

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
Accounts payable, related parties	$ 264,071
Accounts payable, other	375,278
Accrued expenses	117,704
Litigation settlement	300,000
Notes payable	26,408

1,083,461

STOCKHOLDERS' EQUITY DEFICIENCY
Common stock, 50,000,000 shares authorized of $0.001
par value, 42,684,636 shares issued and outstanding	42,685
Additional paid-in capital	17,206,751
Deferred compensation	(588,000)
Deficit	(16,911,619)

(250,183)

$ 833,278

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Operations For the years ended December 31, 2006 and 2005

	December 31,
	2006	2005

SALES, net of returns of $75,033 in 2006	$ 766,990	$ 654,872

COSTS AND EXPENSES
Cost of sales	581,075	411,216
Inventory writedown	1,506,212	-
Impairment loss on patents and acquired technology	811,623	-
Research and development	63,289	26,150
Litigation settlement	300,000	-
Loss on lease termination	8,744	-
Other selling, general and administrative	3,028,639	1,828,169

	6,299,582	2,265,535

LOSS FROM OPERATIONS	(5,532,592)	(1,610,663)

OTHER INCOME (EXPENSE)
Interest expense	(3,552)	(2,033)
Interest income	15,235	-

	11,683	(2,033)

NET LOSS	$ (5,520,909)	$ (1,612,696)

BASIC LOSS PER SHARE	$ (0.13)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	41,170,429	35,263,999

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Stockholders' Equity
For the Years Ended December 31, 2006 and 2005
					Accumulated
			Additional	Deferred	other		Total
	Common Stock		paid-in	compen-	comprehensive		stockholders’
	Shares	Dollars	capital	sation	income	Deficit	equity
Balances, January 1, 2005	33,687,848	$ 33,688	$ 11,210,673	$ (68,000)	$ (7,910)	$ (9,778,014)	$ 1,390,437

Common stock issued in exercise of warrants at prices ranging from $0.25 to $0.30 per share	4,292,300	4,292	1,248,783	-	-	-	1,253,075

Common stock issued to directors for services rendered valued at $0.38 per share	236,840	237	89,763	-	-	-	90,000

Common stock issued to officers for past due wages and bonuses valued at $0.88 per share	900,000	900	791,100	-	-	-	792,000

Common stock issued for services rendered at $0.88 per share	125,000	125	109,875	-	-	-	110,000

Amortization of deferred compensation	-	-	-	26,000	-	-	26,000

Unrealized foreign exchange gain	-	-	-	-	7,910	-	7,910
Net loss	-	-	-	-	-	(1,612,696)	(1,612,696)

Balances, December 31, 2005	39,241,988	$ 39,242	$ 13,450,194	$ (42,000)	$ -	$ (11,390,710)	$ 2,056,726

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Stockholders' Equity
For the Years Ended December 31, 2006 and 2005 (Continued)
					Accumulated
			Additional	Deferred	other		Total
	Common Stock		paid-in	compen-	comprehensive		stockholders'
	Shares	Dollars	capital	sation	income	Deficit	equity
Balances, December 31, 2005	39,241,988	$ 39,242	$ 13,450,194	$ (42,000)	$ -	$ (11,390,710)	$ 2,056,726
Common stock issued in exercise of warrants at $0.25 per share	315,000	315	77,185	-	-	-	77,500
Common stock issued in lieu of debt payments and for services rendered at prices ranging from $0.39 to $0.47 per share	200,000	200	85,800	-	-	-	86,000
Common stock issued for cash at $1.09 per share	1,834,863	1,835	1,998,165	-	-	-	2,000,000
Common stock issued for services rendered and to be rendered at $1.52 per share	750,000	750	1,139,250	(570,000)	-	-	570,000
Common stock issued for services rendered at prices ranging from $0.97 to $1.59 per share	250,000	250	366,250	-	-	-	366,500
Common stock issued to directors for services rendered valued at $0.97 per share	92,785	93	89,907	-	-	-	90,000
Amortization of deferred compensation	-	-	-	24,000	-	-	24,000
Net loss	-	-	-	-	-	(5,520,909)	(5,520,909)
Balances, December 31, 2006	42,684,636	$ 42,685	$ 17,206,751	$ (588,000)	$ -	$ (16,911,619)	$ (250,183)

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (5,520,909)	$ (1,612,696)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of leasehold improvements	10,313	30,339
Amortization and impairment writedown of patent costs	885,870	74,320
Loss on lease termination	8,744	-
Bad debts	141,932	4,010
Common stock issued for services	1,054,417	885,000
Changes in operating assets and liabilities:
Accounts receivable	273,579	(414,528)
Prepaid expenses and other	138,531	(63,302)
Inventory	(59,570)	(34,710)
Deposits	(25,348)	-
Accounts payable, including to related parties	351,158	139,780
Accrued expenses	268,649	59,294

Net cash used in operating activities	(2,472,634)	(932,493)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(175,262)	(266,514)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash, including through the exercise
of warrants	2,077,500	1,253,075
Advances from related parties	158,000	-
Payments on notes payable	(49,538)	(32,617)

Net cash provided by financing activities	2,185,962	1,220,458

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH	-	7,910

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(461,934)	29,361

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	467,512	438,151

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 5,578	$ 467,512

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.
Statements of Cash Flows (Continued)
For the Years Ended December 31, 2006 and 2005

	2006	2005

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$ 3,552	$ 2,033

Non-cash investing and financing activities
Common stock issued for services	$ 1,030,417	$ 859,000
Common stock issued for future services	570,000	-
Common stock issued to reduce accounts payable	82,083	133,000
Deferred costs financed with debt	55,253	35,701

The accompanying notes are an integral part of these financial statements.

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Emergency Filtration Products, Inc. (the “Company”) engages in the development, production and marketing of emergency respiration equipment, environmental masks and other related products.

Significant Accounting Policies

Accounts receivable

Accounts receivable at December 31, 2006, are shown net of allowances for doubtful accounts and sales returns totaling $97,957 and $61,201, respectively.

Inventory

Inventory (Note 3) is stated at the lower of cost (determined on a first-in, first-out basis) or market.  Inventory market markdowns are recorded as they relate to circumstances when management is unable to conclude that item costs will likely be recoverable.

Patents and acquired technology costs

Amortization is generally provided over an estimated economic useful life, currently 15 years. Management reviews the carrying value and the estimated life of these assets annually for evidence of impending obsolescence or other impairment and considers, based on current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence, whether any writedowns should be taken or whether the estimated useful lives should be shortened (Note 2).

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts.  Actual results could differ from those estimates.

Property and equipment

Property and equipment (Note 4) is stated at cost.  Depreciation is computed using the straight-line method over estimated useful lives of 3 to 7 years.

Stock-based compensation

Equity securities issued for services rendered have been accounted for at the fair market value based on trading of the securities on the date of authorization.

On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Option (APB) No. 25, Accounting for Stock Issued to Employees for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2006 and 2005

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies (Continued)

Stock-based compensation (continued)

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). No stock-based compensation expense was recognized, however, under SFAS 123(R) for the year ended December 31, 2006 as no employee stock options or warrants were issued during that year.

Loss per share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.  No diluted loss per share is presented since the effect of inclusion of common stock equivalents would be anti-dilutive due to losses.  Common stock equivalents not considered for the computation of diluted loss per share consist of 55,243 stock warrants for 2006 and 3,254,453 stock warrants for 2005, (without consideration of the number of shares repurchasable with the proceeds of exercise under the “treasury stock method”).

Revenue recognition and sales returns

The Company recognizes revenue for its products generally when the product is shipped and title passes to the buyer. The Company provides an allowance for sales returns based upon estimated and known returns.  An allowance for estimated product sales returns is provided as a reduction of net revenues and as a reduction of the accounts receivable balance.

Legal defense costs

The Company does not include estimated future legal and related defense costs in accruable loss contingencies but rather records such costs as expense of the period when the related services are provided.

Reclassifications

Certain minor reclassifications to prior year amounts have been made to conform to the current year’s presentation.

NOTE 2   PATENTS AND ACQUIRED TECHNOLOGY

In prior years, the Company acquired rights, from its former President, to certain intellectual property, including title to the patent on a component of an emergency CPR assistance device called a dual filtered rotary isolation valve.  The Company’s former President also assigned or licensed to the Company certain rights, title and interest in various other technologies, patents and patent applications, including the license of nanocoatings on any filter configuration for environmental masks and any other application for US military use only.

As part of the agreement, the former President was originally to receive a 1% royalty on the gross sales of any and all products utilizing the technology, pursuant to the licensing agreement.  During June 2004, the former President assigned this 1% royalty to a separate company, a company whom the former President is also a founding shareholder and director (Note 10). During October 2005, pursuant to a revised agreement, the Board of Directors increased this royalty to 2.5% in anticipation of possible revenue leads generated by this separate company.  Royalties of $17,982 and $8,400 were paid and/or accrued pursuant to this agreement for the years ended December 31, 2006 and 2005, respectively.

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2006 and 2005

NOTE 2  PATENTS AND ACQUIRED TECHNOLOGY (Continued)

Also in a prior year, the Company acquired rights to a BVM Bag invention, a portable emergency safety resuscitator, from an unrelated party.  In the event the Company is sold or merged with another entity, the assignor shall receive additional consideration of 50,000 shares of restricted common stock or participate as a member of the negotiating team concerning the sale or merger for the purpose of negotiating a royalty on the patent, not to be less than 2.5% of gross sales of the patented product.

The Company recorded an impairment adjustment on the capitalized patents and acquired technology totaling $811,623 based, in part, on an independent evaluation of the Company’s intellectual property performed by an independent valuation specialist, which resulted in an estimated fair value determination of $11,500 as of December 31, 2006.  Management believes that this impairment occurred primarily during the fourth quarter of 2006, concurrent with the suspension of the Company’s product sales utilizing the technology rights previously capitalized. Accordingly, the impairment writedown was recorded for 2006 pursuant to the provisions of Statement of Financial Accounting Standard (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

NOTE 3   INVENTORY

Because of potential shelf-life issues on the NanoMask filters and the pending FDA review process which has caused the FDA to suspend the Company’s sales of the NanoMask and NanoMask filters, the Company has recorded an inventory writedown.  The majority of this writedown relates to the finished filters, since the Company has substantial doubts as to whether the filter inventory has any future value, can currently be sold, or if the shelf-life of the nanoparticle technology has run to the point that the effectiveness has lapsed.

Accordingly, inventory at December 31, 2006 is as follows:

Raw materials	$ 247,078
Finished goods	102,477

$ 349,555

NOTE 4   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 is as follows:

Molds	$ 336,991
Furniture and office equipment	69,042
Machinery and equipment	268,234
Leasehold improvements	3,351
Accumulated depreciation	(291,057)

$ 386,561

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2006 and 2005

NOTE 5   STOCK OPTIONS AND AWARDS

In 2004, the Company adopted a stock option and award plan (the "Plan") under which options to acquire the Company=s common stock or bonus stock may be granted from time to time to employees, including officers and directors.  In addition, at the discretion of the board of directors or other administrator of the Plan, options to acquire common stock or bonus stock may from time to time be granted under the Plan to other individuals who may contribute to the Company’s success but who are not employees.  A total of 2,500,000 shares of common stock may be subject to, or issued pursuant to, options or stock awards granted (Note 7) under the terms of the Plan.

The Company issued 1,479,000 shares pursuant to the Plan prior to 2005, which were recorded at the quoted market value of the shares on the date of issuance ($0.45 per share or a total of $665,550).  Of this amount, $24,000 and $26,000 was amortized and charged to compensation expense during 2006 and 2005, respectively. $18,000 remains as deferred compensation as of December 31, 2006, to be charged to expense in a future period when the services are provided.  No options were awarded under the Plan during 2006 or 2005.

NOTE 6   STOCK WARRANTS OUTSTANDING

On various occasions, the Company has granted warrants to purchase common stock in conjunction with certain stock issuances for cash.  A summary of the status of the Company’s stock warrants as of December 31, 2006 and 2005, and changes during the years then ended, are presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2005	4,633,550	$ 0.30	$ -
Exercised	(4,292,300)	0.30	-

Outstanding, December 31, 2005	341,250	0.42	-
Exercised	(315,000)	0.41	-
Expired	(26,250)	0.50	-

Outstanding, December 31, 2006	-

NOTE 7   OTHER STOCK TRANSACTIONS

During 2006, the Company issued 315,000 shares of common stock through the exercise of common stock warrants at $0.25 per share (based upon the quoted market price of the shares on the date that the shares were approved to be issued), for total proceeds of $77,500.

During 2006, the Company issued a total of 450,000 shares of common stock to four separate consultants for unpaid consulting fees totaling $452,500, at prices ranging from $0.39 to $1.59 per share, based upon the quoted market price of the shares on the date that the shares were approved to be issued.

During April 2006, the Company issued 1,834,863 shares of its common stock in a private placement at $1.09 per share in cash for a total of $2,000,000, without any identifiable offering costs.

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2006 and 2005

NOTE 7   OTHER STOCK TRANSACTIONS (Continued)

During July 2006, the Company issued a total of 750,000 shares of common stock to various consultants in connection with marketing, investor relations, legal, and other consulting services to be rendered.  The 750,000 shares of common stock represent, in the aggregate, payment of $1,140,000, valued at $1.52 per share, the closing market price of the Company’s common stock on the date that the consulting agreements were entered into.  The consulting agreements are each for a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.  For 2006, $570,000 of the $1,140,000 consulting expense was recognized, with the remaining $570,000 recorded in stockholder’s equity as deferred compensation, to be recognized monthly during 2007, over the remaining six months of the agreements.

During November 2006, the Company issued 92,785 shares of its common stock to its directors for past board service totaling $90,000, valued at $0.97 per share, based upon the quoted market price of the shares on the date that the shares were approved to be issued.

During 2005, the Company issued 4,292,300 shares of common stock for cash through the exercise of common stock warrants at prices ranging from $0.25 to $0.30 per share, for total proceeds of $1,253,075.

On October 20, 2005, the Company issued 1,211,840 shares of common stock in payment of outstanding debt and other services rendered (shares being valued at the quoted market price on the date that the shares were approved to be issued) as follows:

-

450,000 shares to our former President for past due wages totaling $30,000 and a bonus of $366,000.

-

350,000 shares to our former Secretary/Treasurer for past due wages totaling $37,500 and a bonus of $270,500.

-

100,000 shares to our Chief Financial Officer for past due wages totaling $45,000 and a bonus of $43,000.

-

75,000 shares to a related consultant for outstanding debt totaling $20,500 and other services rendered totaling $45,500.  The consultant provides outside accounting, secretarial, and general managerial consulting services to the Company.

-

50,000 shares to our outside legal counsel for services rendered valued at $44,000.

-

236,840 shares to our directors for past board service totaling $90,000.

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2006 and 2005

NOTE 8   INCOME TAXES

At December 31, 2006, the Company had net operating loss carryforwards of approximately $9,954,000 that may be offset against future taxable income.  These operating loss carryforwards expire in the years 2010 through 2026.  No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carryforwards, resulting in a deferred tax asset of $3,384,522, is effectively offset by a 100% valuation allowance primarily because of significant uncertainty as to the Company’s ability to continue as a going concern (Note 12).  In addition, the Company may be limited in its ability to fully utilize its net operating loss carryforwards and realize any benefit therefrom in the event of certain ownership changes described in Internal Revenue Code Section 382, for example, as discussed in Note 10.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 34% as follows:

	2006	2005

Income tax benefit at statutory rate	$ 1,877,109	$ 548,317
Differences in amortization of patent and acquired technology costs, including impairment writedowns	(294,369)	(20,173)
Depreciation and disposal of assets differences	16,478	75
Bad debts	(48,257)	(1,363)
Reversal of non-deductible accrual	-	20,730
Non-deductible accruals	(9,067)	(20,174)
Non-deductible expenses from common stock issued for services	(349,010)	(337,280)
	1,192,884	190,132
Change in valuation allowance	(1,192,884)	(190,132)
	$ -	$ -

Deferred tax assets (liabilities) are comprised of the following at December 31, 2006:

Operating loss carryforwards	$ 3,384,522
Less valuation allowance	(3,384,522)

Net deferred tax assets	$ -

NOTE 9   COMMITMENTS AND CONTINGENCIES

Going concern.  The Company’s financial statements are prepared using accounting principles generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at December 31, 2006.

During early 2007, however, the Company raised $1,250,000 through a private sale of common shares, $150,000 from its former President/CEO and an additional $1,100,000 from a significant shareholder.  In addition, this same significant shareholder agreed to loan a total of $200,000 to the Company during July and August 2007, pursuant to two separate $100,000 unsecured promissory notes, each with a one-year term and interest at prime plus 2%.  Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2006 and 2005

NOTE 9   COMMITMENTS AND CONTINGENCIES (Continued)

Going Concern – Continued

Nevertheless, management does not believe the Company currently has sufficient capital to sustain its planned business activities for the next twelve months, including continued efforts to obtain Federal Food and Drug Administration (FDA) clearance of its current products to enhance their marketability.  Accordingly, management believes the Company will need to raise additional capital during early 2008 to sustain its operations, either through additional private placements of common stock or loans, possibly unsecured.  These funds will be required to either continue the Company’s efforts to obtain FDA clearance of its products, or in the event FDA clearance is obtained, to enable the Company to increase its production of inventory sufficient to meet the expected increased demands.

The Company is continuing to make substantial efforts to secure authority from the FDA to market its Nanomask product in the U.S. and to export it from the U.S., as previously discussed.  The Company is actively working on completing the additional testing (including efficacy, safety, and shelf-life), requested by the FDA.  These additional requests require additional scientific testing, the completion of which the Company currently cannot predict as to the outcome or timing of completion, although the Company believes that it has made substantial progress during 2007 towards completing all of the additional scientific testing necessary to respond to the FDA information requests.  The Company has also retained well-known scientific and medical experts to ensure thorough scientific responses to the FDA’s information requests, in order to re-submit what is called a 510k application or notification.  The Company intends to submit a new 510k notification as soon as it is satisfied that all of the information requested by the FDA staff is available and is scientifically sound.  The schedule for completion of all required testing and preparation of a new FDA notification is imprecise due to the nature of the testing required, and the necessary development of new testing protocols.  However, the Company expects to be able to re-submit the notification during early 2008.  There is currently no assurance, however, that the Company will ever receive FDA clearance for this product, or if the required testing will produce positive results.  If the FDA clearance is never obtained, the product will only be able to be marketed overseas.

Management is also working on reducing the Company’s operating expenses, primarily overhead costs, salaries, consulting and professional fees, to the extent possible, to conserve available cash pending FDA clearance of the Company’s products.

In July 2007, the Company entered into a letter of intent with Applied Nanoscience Inc. (“Applied”), a related company due to some common ownership, directors and employees (Note 11).  Although there can be no assurance that the proposed merger transaction will proceed or be consummated successfully, a definitive merger agreement is expected to be signed in the near future.  If consummated, management believes that the merger will likely produce a number of significant recurring cost savings and make it easier to access capital markets, and to commercialize and get the Company’s products to market more quickly.

Consequently, the Company’s ability to continue as a going concern will be dependent upon the success of management's plans as set forth above, which cannot be assured.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Litigation.  On July 27, 2006, a complaint was filed against the Company, its former President, and Applied.  On July 5, 2007, the Company and Applied entered into a litigation settlement agreement with the plaintiff, for payments of $300,000 each by the Company and Applied.  The Company has recorded a litigation settlement accrual for its shares of the settlement of $300,000 as of December 31, 2006, which was subsequently paid on the Company’s behalf by Applied pursuant to various promissory notes executed by the Company in 2007.

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2006 and 2005

NOTE 9   COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments.  Effective October 1, 2006, the Company entered into an operating lease for its office and warehouse space in Las Vegas, Nevada.  The lease was to expire in September 2009, providing for monthly payments aggregating approximately $176,000, annually.   However, during November 2007, the Company entered into a “Surrender and Termination of Lease” agreement with the landlord terminating the lease effective December 31, 2007.  Pursuant to this agreement, the Company is liable for the monthly lease payment through December 31, 2007, plus an additional incremental amount to finish any uncompleted leasehold improvements of $7,500.

The Company also has an operating lease for its warehouse facility in Nogales, Mexico.  This lease expires December 31, 2008, and provides for monthly payments aggregating approximately $56,000, annually.

Future minimum lease payments are as follows:

2007	$ 232,260
2008	55,776

Total future minimum lease payments	$ 288,036

Annual rent expense for all operating leases was $163,009 and $67,242 for 2006 and 2005, respectively.  The Company recorded a loss on lease abandonment of $8,744 during 2006 as a result of a prior lease agreement for its office and warehouse space.

NOTE 10   RELATED PARTY TRANSACTIONS

Accounts payable to related parties at December 31, 2006 is comprised of accrued wages ($106,071) and advances ($158,000) due to various officers and employees. Amounts are non-interest bearing, unsecured and due on demand.

Accounts payable to related parties is summarized as follows:

Balance, January 1, 2005	$ 151,707
Payments made	(129,970)
Balance, December 31, 2005	21,737
Unpaid 2006 wages	84,334
2006 advances	158,000

Balance, December 31, 2006	$ 264,071

In addition, the Company has recorded royalties totaling $17,982 and $8,400 for the years ended December 31, 2006 and 2005, respectively, to a related company, pursuant to a royalty agreement as described in Note 2.  The related company, Applied, which has certain common directors, officers and shareholders, owns the patents for the nanoparticle technology currently being licensed to the Company (Note 11).

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2006 and 2005

NOTE 11   OTHER SUBSEQUENT EVENTS

Effective January 29, 2007, the Company hired Philip Dascher as its Chief Executive Officer.  As compensation for his services as CEO, Mr. Dascher has agreed to accept options to purchase up to 850,000 shares of the Company’s common stock at an exercise price of $0.76 per share, the closing price of the Company’s stock on the date Mr. Dascher accepted his appointment, exercisable for seven years from the date of grant.  100,000 options vested immediately, and an additional 150,000 options will vest after 90 days, subject to the approval by the Board of Directors of the completion of certain organizational and administrative tasks, including the presentation to the Board of one year and three year budget plans and a sales and marketing plan.  Additional vesting will occur subject to the achievement of various strategic objectives, including the receipt of FDA approval for the Company’s NanoMask product and budget planning for fiscal 2008 and 2009.  Mr. Dascher will serve at the Board’s discretion.  Mr. Dascher will not receive any other salary or benefits, and the excess estimated fair value, if any, of his services over the value assigned to his share-based compensation will be recorded as contributed capital and additional compensation expense.

During April 2007, the Company also granted 100,000 common stock options, each, to the Company’s Chief Operating Officer and Director of Regulatory Compliance, with an exercise price of $0.48 per option, exercisable until April 5, 2010.   The Company also granted, during July 2007, an additional 25,000 common stock options, each, to two separate consultants for services rendered related to the FDA 510(k) application process.  These options are exercisable at $0.31 per share, exercisable for three years from the grant date.  These options vest, however, upon receipt by the Company of FDA clearance of its NanoMask products.

In July, 2007, the Company executed a letter of intent with Applied.  The letter of intent is subject to the completion of further due diligence, execution of appropriate definitive agreements upon the approval by both Boards of Directors, approval of the merger by shareholders of both companies, and a registration statement.  The terms of the letter of intent call for Applied to issue approximately 34,875,000 shares of its common stock and 17,437,500 warrants for the purchase of additional shares in exchange for the outstanding shares of the Company that are currently outstanding.  Although there can be no assurance that the proposed merger transaction will proceed or be consummated successfully, a definitive merger agreement is expected to be signed in the near future.  Once a registration statement is filed with the Securities and Exchange Commission and becomes effective, the merger will be submitted to the shareholders for approval.  It has not yet been determined how the transaction will be accounted for, but it may qualify as what is commonly called a “reverse merger.”  The purpose of the merger is to enable a number of potential significant recurring cost savings and easier access to capital and product markets.  See also Note 12.

NOTE 12   SIGNIFICANT FOURTH QUARTER ITEMS

As a result of a management decision made subsequent to December 31, 2006, to offer to re-acquire inventory sold to various domestic distributors due to various delays and problems associated with the resale of the products by the distributors, pending FDA clearance of the Company’s products, the Company has recorded an allowance for sales returns, effective December 31, 2006, for a total of $75,033.  Revenues for 2006, therefore, and related receivables are shown net of this provision and allowance for sales returns.

EMERGENCY FILTRATION PRODUCTS, INC.

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2006 and 2005

NOTE 12   SIGNIFICANT FOURTH QUARTER ITEMS (Continued)

In addition, management intends to file amended quarterly reports for the periods ended March 31, June 30, and September 30, 2006, in which the Company will restate its financial statements reducing previously reported revenues for each period, related to two separate matters occuring during 2006, as follows:

-

During March 2006, the Company reported a sale, totaling $754,550, to an international distributor, pursuant to a “bill-and-hold” transaction based upon the criteria set forth in Staff Accounting Bulletin 104 (SAB 104), which was later shipped during May 2006.  In an effort to re-acquire inventory from this distributor during 2007 due to the pending FDA approval process, the particular distributor whom the Company had believed had purchased the inventory, would not confirm that a purchase had ever occurred and denied previously providing the Company with any confirmation of the purchase.  Accordingly, the quarterly financial statements for 2006 will be amended to eliminate this sale.

-

During June 2006, the Company reported a sale, totaling $2,225,000, to a domestic distributor, pursuant to a separate “bill-and-hold” transaction pursuant to the criteria in SAB 104, although this was not reported as a bill-and-hold transaction in previous filings.  In this transaction, the distributor had asked the Company to warehouse the inventory, pending final shipping instructions to an anticipated governmental agency purchasing the inventory from the distributor.  This sale was reported as revenue during the quarter ended June 30, 2006, as the Company believed that the revenue recognition criteria had been met, pursuant to a “bill-and-hold” transaction. The distributor had paid a down payment of $100,000 towards this order at the time of the purchase.  In addition, although the distributor under this transaction had represented to the Company, in writing, that the title of the product had transferred to the distributor and that the distributor was legally obligated for payment on the sale, the Company has now determined that the revenue recognition criteria pursuant to SEC Staff Accounting Bulletin No. 104 were not entirely met at the time the transaction was recorded, since the Company has determined that the transaction did not include a fixed date for delivery of the product.  Although the Company believed that there was going to be a fixed delivery date at the time the revenue was originally recorded in June 2006, due to the Company’s decision to file a 510k application with the United States FDA, the eventual shipment to the anticipated buyer did not occur.  Accordingly, the quarterly financial statements for the periods ended June 30, and September 30, 2006 will be amended to eliminate this sale.

In addition, for the quarters ended June 30, and September 30, 2006, the Company had originally recorded a deferred tax asset from available net operating loss carryforwards.  During the second quarter of 2006, management determined that $1,450,000 of the deferred tax asset should be recognized and offset against the then year-to-date tax provision of $650,000, resulting in recognition of a net tax asset of $800,000 at June 30, 2006.  Prior to this, the deferred tax asset was previously subjected to an effective 100% valuation allowance and, therefore, not recognized since management was unable to conclude that it was more likely than not that the asset would be realized.  For the three months ended September 30, 2006, the Company recorded an additional deferred tax benefit of $440,000, resulting from the then current period loss of $1,069,970.  These reductions in the deferred tax valuation allowance were restored during the fourth quarter of 2006 as a result of the foregoing events and decisions by management discussed above.