Form 10-Q/A
period 2006-03-31
Nano Mask, Inc.
filed 2010-02-10
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

AMENDMENT NUMBER 1 TO

FORM 10-QSB /A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to_________

Commission File No. 000-27421

NANO MASK, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

                                                        (Formerly, Emergency Filtration Products, Inc.)

NEVADA	87-0561647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West Liberty Street, Ste 880, Reno, NV	89501
(Address of principal executive offices)	(Zip code)

Issuer's telephone number, including area code: (209) 249-4325

Title of each class	Name of each exchange on which registered
None	N/A

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

At December 31, 2009, there were outstanding 53,571,536 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

This amendment to Form 10-QSB for the period ended March 31, 2006 is to reflect restatements to correct errors in historical financial information.  For additional information, please refer to the Company’s filed Form 10-KSB for the year ended December 31, 2006, except as noted herein. This amendment filing was delayed due to the Company’s limited financial resources and management turnover.

PART I

FINANCIAL INFORMATION

NANO MASK INC. (Formerly, Emergency Filtration Products, Inc.) Balance Sheets March 31, 2006 and December 31, 2005
	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS	(Restated)

CURRENT ASSETS
Cash and cash equivalents	$ 150,904	$ 467,512
Accounts receivable, net of an allowance for doubtful accounts of $23,500 and $4,025	305,977	418,588
Inventory	571,908	217,985
Prepaid expenses and other	141,060	131,475
	1,169,849	1,235,560
PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $230,164 and $210,677	305,193	302,356

OTHER ASSETS
Patents and acquired technology, net of accumulated amortization of $235,996 and $217,417	878,791	897,370
Other	8,308	3,462
	887,099	900,832

	$ 2,362,141	$ 2,438,748

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, related parties	$ 41,737	$ 21,737
Accounts payable, other	300,708	190,537
Accrued expenses	96,791	149,055
Notes payable	10,452	20,693
	449,688	382,022

STOCKHOLDERS' EQUITY

Common stock, 50,000,000 shares authorized of $0.001 par value, 39,656,988 and 39,241,988 shares issued and outstanding	39,657	39,242
Additional paid-in capital	13,574,279	13,450,194
Deferred compensation	(36,000)	(42,000)
Deficit	(11,665,483)	(11,390,710)
	1,912,453	2,056,726

	$ 2,362,141	$ 2,438,748

The accompanying notes are an integral part of these financial statements.

NANO MASK INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Operations For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	2006	2005
	(Restated)
NET SALES	$ 493,835	$ 19,969

COSTS AND EXPENSES
Cost of sales	259,970	12,414
Research and development	10,800	-
Selling, general and administrative	497,203	210,730
	767,973	223,144

LOSS FROM OPERATIONS	(274,138)	(203,175)

Interest expense	(635)	(986)

NET LOSS	$ (274,773)	$ (204,161)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,378,044	34,104,565

The accompanying notes are an integral part of these financial statements.

NANO MASK INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Cash Flows For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	2006	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (274,773)	$ (204,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,487	8,231
Amortization of patent costs	18,579	18,580
Common stock issued for services	9,917	8,000
Changes in operating assets and liabilities:
Accounts receivable	112,611	49
Prepaid expenses and other	(9,585)	14,360
Inventory	(353,923)	(5,568)
Deposits	(4,846)	-
Accounts payable, including to related parties	130,171	18,329
Accrued expenses	(9,181)	506
Net Cash Used In Operating Activities	(361,543)	(141,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,324)	(39,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued through exercise
of warrants	77,500	213,625
Repayments of notes payable	(10,241)	(16,074)
Net Cash Provided By Financing Activities	67,259	197,551

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	-	7,333

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(316,608)	23,670

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	467,512	438,151

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 150,904	$ 461,821

The accompanying notes are an integral part of these financial statements.

NANO MASK INC.

( Formerly, Emergency Filtration Products, Inc ..)

Notes to the Restated Financial Statements (Unaudited)

March 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The restated (Note 2) interim financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005, from which the balance sheet information as of that date is derived.  These restated interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The restated results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 - RESTATEMENTS FOR ERROR CORRECTIONS

In November and December of 2008, the Company received and accepted the resignations of its Chief Financial Officer and Chief Executive Officer, respectively (Prior Management). In April and December of 2009, the Company named Douglas Heath and Michael Marx to be the new Chief Executive Officer and Chief Financial Officer, respectively (New Management).

Subsequent to the original issuance of the Company’s financial statements as of and for the interim period ended March 31, 2006, and the filing of its related quarterly report on Form 10-QSB, Prior Management of the Company discovered certain errors primarily regarding the recognition of revenue and certain other matters.  The first transaction was a “bill-and-hold” transaction of $754,550 recorded based upon Prior Management’s belief that the criteria set forth in Staff Accounting Bulletin 104 (SAB 104) had been met.  The Company had originally recorded this sale pursuant to Prior Management’s erroneous belief that the customer, a distributor, had requested the Company to hold the inventory, waiting for certain European markings required for importation under the European standards.

During January 2007, Prior Management learned that the distributor whom it believed had entered into the “bill-and-hold” transaction during March 2006 would not confirm that such transaction had ever occurred and denied providing the Company with a confirmation of the purchase received upon which Prior Management had previously relied.  In addition, although a portion of the product was shipped to the distributor during May 2006, the Company also learned that a portion of the product was not shipped to the distributor, as the Company had originally believed.

Also during January 2007, the Company decided to re-acquire a significant portion of its inventory previously sold to various distributors in fiscal 2006 due to delays and problems associated with the resale of the products that were being experienced by the distributors pending FDA clearance of the Company’s products that had been voluntarily sought by Prior Management.

As a result of re-acquiring this inventory, $305,833 of revenues originally recorded during the three months ended March 31, 2006, have now been determined to be consignment sales, with the right of return if the product was not sold by the distributor, and thus did not meet revenue recognition criteria as of March 31, 2006.  In addition to the reversal of the aforementioned revenues, related accrued royalties in the amount of $24,484 were reversed as of March 31, 2006.

Accordingly, the Company has restated the accompanying financial statements as of and for the three months ended March 31, 2006, for the effects of correcting these errors as shown in the chart below.

NANO MASK INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Restated Financial Statements (Unaudited)

March 31, 2006

NOTE 2 - RESTATEMENTS FOR ERROR CORRECTIONS (Continued)

Balance Sheet as of March 31, 2006		As Previously
	As Restated	Recorded	Net Change
Accounts receivable, net	$305,977	$1,366,360	$(1,060,383)
Inventory	571,908	287,704	284,204
Total current assets	2,362,141	3,138,320	(776,179)
Total assets	2,362,141	3,138,320	(776,179)
Accrued expenses	96,791	121,275	(24,484)
Total liabilities	449,688	474,172	(24,484)
Deficit	(11,665,483)	(10,913,788)	(751,695)
Total stockholders’ equity	$1,912,453	$2,664,148	$(751,695)

Statement of Operations for the Three Months Ended March 31, 2006		As Previously
	As Restated	Recorded	Net Change
Net sales	$493,835	$1,554,218	$(1,060,383)
Cost of sales	259,970	568,658	(308,688)
Net income (loss)	$(274,773)	$476,922	$(751,695)
Basic income (loss) per share	$(0.01)	$0.01	$(0.02)

All information in the accompanying notes relative to the interim period ended March 31, 2006, has also been restated as necessary for the foregoing matters.

NOTE 3 – LOSS PER SHARE

Following is information relative to the computation of basic loss per share for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended
	March 31,
	2006	2005
	(Restated)
Net loss	$ (274,773)	$ (204,161)

Weighted average shares	39,378,044	34,105,565

Basic loss per share	$ (0.01)	$ (0.01)

Weighted average shares issuable upon the exercise of outstanding stock warrants were not included in the foregoing calculation s at March 31, 2006 and 2005, because in loss periods, to do so would be anti-dilutive.

NANO MASK INC.

( Formerly, Emergency Filtration Products, Inc ..)

Notes to the Restated Financial Statements (Unaudited) (Continued)

March 31, 2006

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

NOTE 5 – SIGNIFICANT TRANSACTIONS

As discussed in Note 4, during the three months ended March 31, 2006, the Company issued a total of 315,000 shares of common stock through the exercise of outstanding warrants for total proceeds of $77,500.  The Company also issued 100,000 shares of common stock to a consultant for unpaid consulting fees totaling $47,000.

NOTE 6 - SUBSEQUENT EVENT S

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

Recent Developments

This amended report for the quarter ended March 31, 2006, is being filed concurrently with amended reports on Forms 10-Q/A for subsequent quarterly periods ended June 30, and September 30, 2006, containing restated interim financial statements as of and for interim periods then ended. Such amended reports and the Company’s annual report on Form 10-K for the year ended December 31, 2006, contain information about events and circumstances occurring subsequently to those reported herein. Accordingly, this report should be read in conjunction with those of such subsequent periods.

Overview

            The historical information presented below in Results of Operations and Liquidity and Capital Resources may no longer be relevant to the Company’s operations.

The Company is in the business of producing environmental masks and filters for medical devices that are designed to reduce the possibility of transmission of contagious diseases.  The Company is also a distributor of a blood clotting device for surgery, trauma and burn wound management.

Since its inception, the Company has been involved in the development of its technology.   Through March 31, 2006, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through December 31, 2005, the Company has funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.

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

Reference is made to Note 2 to the accompanying restated financial statements for the interim period ended March 31, 2006.  The following discussion of results of operations and liquidity and capital resources are based on the restated financial statements after giving effect to all error corrections.

Results of Operations for the Three Months Ended March 31, 2006 compared with 2005

Revenues:  During the three months ended March 31, 2006, the Company experienced a substantial increase in revenues compared to the three months ended March 31, 2005 of approximately $473,000 primarily due to the substantial increase in sales of the environmental masks and related filters. The Company commenced production of the filters at the Company’s manufacturing facility during November 2005 and experienced dramatic increases in the demand for the environmental mask and filter products during early 2006.  The Company expects the demand for the environmental masks and filters to continue to increase in the near future due to continuing and expected virus outbreaks such as SARS and Avian Influenza (Bird Flu).

Along with the manufacturing facility opened in Henderson, Nevada during 2005, in February 2006, the Company opened a manufacturing facility in Nogales, Mexico, and commenced production of the Company’s NanoMask filters at that location.  Through the combined production facilities, the Company expects to be able to produce approximately 2 million NanoMask filters per week, enabling it to fulfill its anticipated supply commitments to its international and domestic distributors, as well as to pursue large retail and medical products customers with whom the Company has already held discussions, although no agreements have yet been executed.

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

Cost of Sales:  During the three months ended March 31, 2006, the Company experienced a substantial increase in cost of sales of approximately $247,000 compared to the three months ended March 31, 2005, commensurate with the increase in revenues for the same period.  Costs as a percentage of sales were 53% for the three months ended March 31, 2006 compared to 62% for the three months ended March 31, 2005.  Costs as a percentage of sales decreased for 2006 due to the reduction in manufacturing costs for the environmental filters in Mexico.  Costs as a percentage of sales on the environmental filters and masks are substantially less than those of the emergency CPR assistance device and Superstat, products which accounted for a significantly smaller percentage of the Company’s revenues during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.  Future costs as a percentage of sales on the environmental filters and masks is expected to be between 48% and 52% for the filters, and between 44% and 48% for the masks.  Future costs as a percentage of sales on the emergency CPR assistance device and Superstat are expected to be between 58% and 62%.  The significant components of the Company's cost of sales include actual product cost, overhead allocations including depreciation, salaries and wages, rent and utilities, freight and shipping, and royalties paid on revenues generated.

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

Liquidity and Capital Resources

                The Company has accumulated a deficit of $11,665,483 as of March 31, 2006, resulting from development stage and continued losses since inception.  Consequently, the Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which, as explained below, include a) continued product development efforts, b) continuing efforts to increase its product sales in the U.S. and internationally, and c) issuance of additional debt or equity financing to sustain its growth and provide the capital to produce inventory.

The Company is pursuing additional domestic and international distributor agreements.  Because of a significant increase in demand, as previously discussed, the Company opened its NanoMask filter manufacturing facility in Henderson, NV during late 2005, and in February 2006, the Company opened a manufacturing facility in Nogales, Mexico and has commenced production of the Company’s NanoMask filters at that location.  Through the combined production facilities, the Company expects to be able to produce approximately 2 million NanoMask filters per week, enabling it to fulfill its expected supply commitments to its international and domestic distributors, as well as pursue large retail and medical products customers with whom the Company has already held discussions.

The Company issued 315,000 shares of common stock through the exercise of common stock warrants during the first three months of 2006, for total proceeds of $77,500.  In addition, the Company issued an additional 1,834,863 shares of common stock subsequent to March 31, 2006 to a private investor, for total cash proceeds of $2,000,000.  This was done in order for the Company to have sufficient cash to produce the necessary inventory that is expected to be needed to fulfill the sharp increase in orders throughout 2006.

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

During 2004, the Company announced that it had been awarded a Prototype Development/Testing/ Evaluation Grant (PDT&E) to develop a testing protocol for filter media on behalf of the U.S. Military. As part of this project, the Company tested its licensed nano-enhanced filter media at Edgewood Chemical Biological Center in Edgewood, Maryland. The original study funded by the grant comprised protocols or tests to evaluate the Company’s filter media efficacy against four different contaminants.  As a result of the successful completion of this testing phase, the Company was requested by the United States military to test its filter media against a number of additional contaminants.  This final phase of testing was completed during May 2005.  As a result of these successful tests, the U.S. military plans on introducing the Company’s technology to companies that manufacture filters for various military applications with the aim of having them incorporate the technology in their filter applications.  The Company would also expect to sub-license its nano-enhanced filter media to a number of Department of Defense approved manufacturers to develop and/or enhance existing filtration products that are currently used by the U.S. Air Force, Army and Navy, as well as to commence development of new product applications that will serve to better protect U.S. Military personnel.   These results are expected to have a significant effect on future revenues and cash flows in the relatively short-term.

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

During our fiscal year 2006, the Company expects that it will be able to continue measures that will (i) reduce unnecessary cash outflows, and (ii) increase revenues through our improved marketing efforts.

As of the filing date of this Amendment, The Company's future business model reflects: (1) continued development of its NanoMask and NanoMask filters, including the introduction of a child’s mask; (2) continued pursuit of additional domestic and international distributor agreements to sell Company-owned and third party products; (3) establishing efficiencies in its manufacturing or vendor facilities in order to cut costs and improve quality control; (3) minimizing in-house research and development through use of third-party sources;  (4) and accumulation of intellectual property assets.

..

               Management has analyzed its cash needs for fiscal 2010 and has concluded that available cash should be sufficient to meet its anticipated working capital, capital expenditure and other cash requirements for fiscal 2010, unless sales revenues do not meet its expectations. The Company may also issue common shares in lieu of cash as compensation for certain employment, development and other professional services. If the Company does need additional capital, our ability to obtain further financing through loans or the offer and sale of its securities is subject to market conditions and other factors beyond management’s control.

Impact of Inflation

At this time, we do not anticipate that inflation will have a material impact on our current or future operations.

Critical Accounting Policies and Estimates

Except with regard to the estimated useful lives of patents and acquired technology and the effective provision of a 100% deferred income tax asset valuation allowance, ( discussed below), the Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods.

Management reviews the carrying value of the technology assets annually for evidence of impairment and considers, based on its current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence, whether any write-downs should be taken or whether the estimated useful lives should be shortened.

Based on the Company’s operating history to date, management does not believe realization of its deferred tax asset, principally the tax benefit of a net operating loss carry-forward, can yet be considered more likely than not and, accordingly, has effectively provided a 100% valuation allowance.

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

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of ..the fiscal year 2007. The Company has no t yet evaluated or determined the likely effect of SFAS No. 155 on its future financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standard No. 109 , which deals with the accounting  for uncertainty in income taxes.  FIN 48 will be effective for the quarter ended March 31, 2007.  With the Company’s history of operating losses, the effect of FIN48 relates solely to disclosure on income taxes and, therefore, the Company does not believe that it will have a material impact on its financial position, results of operations or cash flows for the foreseeable future.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115 , which will permit the option of choosing to measure certain eligible items at fair value on specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will be effective for fiscal year 2008, but SFAS No. 159 may be delayed. The Company is currently evaluating the effects, if any, that these changes will have on its financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations , an Amendment of SFAS No. 141, which provides additional guidance on business combinations including defining the acquirer, recognizing and measuring the identifiable assets acquired and the liabilities assumed, and any non-controlling interest in the acquired entity. Also in December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements , which amended ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the de-consolidation of a subsidiary. Both SFAS Nos. 141(R) and 160 may affect the Company’s financial statements in fiscal year 2009.

Subsequent to the issuance of these financial statements in December, 2007, there have been other FASB Pronouncements but none that would have required restatement of the financial statements presented herein.

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

Pursuant to a letter from our independent registered accounting firm dated February 19, 2007, that identified certain internal control deficiencies as significant and other deficiencies identified as material weaknesses, we have already made and are in the process of making changes to our internal controls and procedures.  A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control.  A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control.

       As a result of the foregoing, the following changes were made or were in the process of being implemented

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

The foregoing changes are intended to reasonably assure the accuracy and completeness of the Company’s current and future financial reporting.  However, many of these changes are no longer applicable, inasmuch as the Company is currently purchasing its product for resale.

The foregoing changes in our internal controls have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report. To overcome the material weaknesses, our principal executive and financial officers have provided additional substantive accounting information and data to our independent registered accounting firm in connection with its audit of the Company’s financial statements for the year ended December 31, 2006.  Therefore, despite the material weaknesses identified by our independent registered accounting firm, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, the Company issued 100,000 shares of its common stock to an outside consultant in lieu of unpaid consulting fees totaling $47,000.  These shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations as promulgated there under.

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

Nano Mask, Inc.

Date: February 10 , 2010	By: /s/Douglas Heath,
Chief Executive Officer

Date: February 10 , 2010	By: /s/Michael J. Marx,
Chief Financial Officer