Form 10-Q/A
period 2006-06-30
Nano Mask, Inc.
filed 2010-02-10
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

AMENDMENT NUMBER 1 TO

FORM 10-QSB /A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to_________

Commission File No. 000-27421

NANO MASK INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

                                                        (Formerly, Emergency Filtration Products, Inc.)

NEVADA	87-0561647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West Liberty Street , Ste 880, Reno, NV

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

This amendment to Form 10-QSB for the period ended June 30, 2006 is to reflect restatements to correct errors in historical financial information.  For additional information, please refer to the Company’s filed Form 10-KSB for the year ended December 31, 2006, except as noted herein .. This amendment filing was delayed due to the Company’s limited financial resources and management turnover.

PART I

FINANCIAL INFORMATION

NANO MASK , INC. (Formerly Emergency Filtration Products, Inc.
Balance Sheets
June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,140,168	$ 467,512
Accounts receivable, net of an allowance for doubtful accounts of $32,326 and $4,025, respectively	208,053	418,588
Prepaid expenses and other	183,855	131,475
Inventory	1,304,871	217,985
	2,836,947	1,235,560
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $250,897 and $210,677, respectively	418,699	302,356

OTHER ASSETS
Patents and acquired technology, net of accumulated amortization of $254,897 and $217,417, respectively	860,211	897,370
Deposits and other assets	13,060	3,462
	873,271	900,832
	$ 4,128,917	$ 2,438,748

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable, related parties	$ 64,737	$ 21,737
Accounts payable, other	396,522	190,537
Accrued expenses	114,902	149,055
Notes payable	2,503	20,693
	578,664	382,022

STOCHOLDERS' EQUITY
Common stock, 50,000,000 shares authorized of $0.001 par value, 41,691,851 and 39,241,988 shares issued and outstanding, respectively	41,692	39,242
Additional paid-in capital	15,890,244	13,450,194
Deferred compensation	(30,000)	(42,000)
Deficit	(12,351,683)	(11,390,710)
	3,550,253	2,056,726
	$ 4,128,917	$ 2,438,748

The accompanying notes are an integral part of these financial statements.

NANO MASK INC. ( Formerly, Emergency Filtration Products, Inc ..)
Statements of Operations
For the Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)		(Restated)

NET SALES	$198,431	$ 45,842	$692,266	$ 65,811

COSTS AND EXPENSES
Cost of sales	107,132	28,195	367,102	40,609
Research and development	24,364	7,000	35,164	7,000
Selling, general and administrative	760,781	204,673	1,257,984	415,403
	892,277	239,868	1,660,250	463,012

LOSS FROM OPERATIONS	(693,846)	(194,026)	(967,984)	(397,201)

OTHER INCOME (EXPENSE)
Interest expense	(546)	(276)	(1,181)	(1,262)
Interest income	8,192	-	8,192	-
	7,646	(276)	7,011	(1,262)

NET LOSS	$ (686,200)	$ (194,302)	$(960,973)	$ (398,463)
BASIC LOSS PER SHARE	$ (0.02)	$ (0.01)	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	41,262,695	34,410,645	40,325,575	34,258,450

The accompanying notes are an integral part of these financial statements.

NANO MASK INC. ( Formerly, Emergency Filtration Products, Inc ..)
Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (960,973)	$ (398,463)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	40,219	12,996
Provision for bad debts	28,301	-
Amortization of patent costs	37,159	37,159
Common stock issued for services	333,917	14,000
Changes in operating assets and liabilities:
Accounts receivable	182,234	(17,490)
Prepaid expenses and other	(52,380)	31,296
Inventory	(1,086,886)	(3,514)
Deposits	(9,598)	(2,778)
Accounts payable, including to related parties	248,985	46,371
Accrued expenses	8,930	184

Net Cash Used In Operating Activities	(1,230,092)	(280,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(156,562)	(43,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash, including through the exercise of warrants	2,077,500	243,625
Repayments on notes payable	(18,190)	(20,732)
Net Cash Provided By Financing Activities	2,059,310	222,893

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	4,748

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	672,656	(96,485)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	467,512	438,151

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 1,140,168	$ 341,666
The accompanying notes are an integral part of these financial statements.

NANO MASK INC.

( Formerly, Emergency Filtration Products, Inc. )

Notes to the Restated Financial Statements (Unaudited)

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

The restated results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results for the full year.

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

Subsequent to the original issuance of the Company’s financial statements as of and for the interim periods ended June 30, 2006, and the filing of its related quarterly reports on Form 10-QSB, Prior Management of the Company discovered certain errors primarily regarding the recognition of revenue and certain other matters.  The first transaction, as described in the Company’s restated financial statements for the three months ended March 31, 2006, was a “bill-and-hold” transaction of $754,550 recorded based upon Prior Management’s belief that the criteria set forth in Staff Accounting Bulletin 104 (SAB 104) had been met.  The Company had originally recorded this sale pursuant to Prior Management’s erroneous belief that the customer, a distributor, had requested the Company to hold the inventory, waiting for certain European markings required for importation under the European standards.

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

A second transaction representing a sale for $2,225,000 was recorded in June 2006 as a “bill-and-hold” transaction based upon the criteria set forth in SAB 104.  In this transaction, the customer, also a distributor, had asked the Company to warehouse the inventory, pending final shipping instructions to a governmental agency expected to purchase the product from the distributor. The distributor paid a down payment of $100,000 towards the order at the time of the purchase, which as part of these corrections has now been recorded to accounts payable.  Also, part of this correction was to cancel an order that was placed with a supplier, which resulted in the reversal of $91,767 of previously recorded accounts payable.  This transaction was reported as revenue during the quarter ended June 30, 2006, as the Company believed that the SAB 104 revenue recognition criteria had been met. Prior Management has now determined that, despite its original belief to the contrary, the transaction terms did not include a fixed date for delivery of the product and, accordingly, the revenue recognition criteria pursuant to SAB 104 were not entirely met at the time the transaction was recorded.  Due to Prior Management’s decisions to file an application with the United States FDA, and to re-acquire inventory already shipped, no shipment to the buyer was ever made with respect to this transaction.

NANO MASK INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Restated Financial Statements (Unaudited) (Continued)

June 30, 2006

NOTE 2 - RESTATEMENTS FOR ERROR CORRECTIONS (Continued)

Also, during January 2007, the Company decided to re-acquire a significant portion of its inventory previously sold to various distributors in fiscal 2006 due to delays and problems associated with the resale of the products that were being experienced by the distributors pending FDA clearance of the Company’s products that had been voluntarily sought by Prior Management.

As a result of re-acquiring this inventory, $381,097 in revenues originally recorded during the six months ended June 30, 2006, has now been determined to be consignment sales, with the right of return if the product was not sold by the distributor, and thus did not meet revenue recognition criteria as of June 30, 2006. In addition to the reversal of the aforementioned revenues, accrued royalties in the amount of $65,681 were reversed as of June 30, 2006.

In addition, at the time of the original preparation of the second quarter financial statements for 2006, management determined that $800,000 of a deferred tax asset should be recognized, as a result of net operating loss carry forwards that were then expected to be realized in future years.  Management has now determined that, were it not for the errors previously discussed, it would not have been viewed as more likely than not, that the deferred tax asset would be realized.

Accordingly, in addition to restating appropriately the financial statements of prior interim periods of 2006, the Company has restated the accompanying financial statements as of and for the three months and six months ended June 30, 2006, for the effects of correcting these errors as shown in the chart below.

Balance Sheet as of June 30, 2006
		As Previously
	As Restated	Recorded	Net Change
Accounts receivable, net	$208,053	$3,409,026	$(3,200,973)
Prepaid expenses and other	183,855	107,942	75,913
Inventory	1,304,871	662,868	642,003
Deferred tax asset	-	800,000	(800,000)
Total current assets	4,128,917	6,120,004	(1,991,087)
Total assets	4,128,917	6,120,004	(1,991,087)
Accounts payable, other	396,522	388,289	8,233
Accrued expenses	114,902	180,583	(65,681)
Total current liabilities	578,664	636,112	(57,448)
Total liabilities	578,664	636,112	(57,448)
Deficit	(12,351,683)	(9,126,074)	(3,225,609)
Total stockholders’ equity	$3,550,253	$6,775,862	$(3,225,609)

Statement of Operations for the Three Months Ended June 30, 2006
		As Previously
	As Restated	Recorded	Net Change
Net sales	$198,431	$2,498,695	$(2,300,264)
Cost of sales	107,132	754,330	(647,198)
Selling, general and administrative expenses	760,781	739,933	20,848
Net income (loss), before tax benefit	(686,200)	987,714	(1,673,914)
Income tax benefit	-	800,000	(800,000)
Net income (loss)	$(686,200)	$1,787,714	$(2,473,914)
Basic income (loss) per share	$(0.02)	$0.04	$(0.06)

NANO MASK INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Restated Financial Statements (Unaudited) (Continued)

June 30, 2006

NOTE 2 - RESTATEMENTS FOR ERROR CORRECTIONS (Continued)

Statement of Operations for the Six Months Ended June 30, 2006
		As Previously
	As Restated	Recorded	Net Change
Net sales	$692,266	$4,052,913	$(3,360,647)
Cost of sales	367,102	1,322,988	(955,886)
Selling, general and administrative expenses	1,257,984	1,237,136	20,848
Net income (loss), before tax benefit	(960,973)	1,464,636	(2,425,609)
Income tax benefit	-	800,000	(800,000)
Net income (loss)	$(960,973)	$2,264,636	$(3,225,609)
Basic income (loss) per share	$(0.02)	$0.06	$(0.08)

All information in the accompanying notes relative to the interim period ended June 30, 2006, has also been restated as necessary for the foregoing matters.

NOTE 3 – LOSS PER SHARE

Following is information relative to the computation of basic loss per share for the three months and six months ended June 30, 2006 and 2005:

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2006	2005
	(Restated)

Net loss	$(686,200)	$(194,302)
Weighted average shares	41,262,695	34,410,645
Basic loss per share	$(0.02)	$(0.01)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2006	2005
	(Restated)

Net loss	$(960,973)	$(398,463)
Weighted average shares	40,325,575	34,258,450
Basic loss per share	$(0.02)	$(0.01)

NOTE 4 – SIGNIFICANT TRANSACTIONS

During the six months ended June 30, 2006, the Company issued a total of 315,000 shares of common stock through the exercise of outstanding warrants for total cash proceeds of $77,500.  The Company also issued a total of 300,000 shares of common stock to two separate consultants for unpaid consulting fees totaling $365,000.

During April 2006, the Company issued 1,834,863 shares of its common stock in a private placement at $1.09 per share in cash for a total of $2,000,000, without any identifiable offering costs.

NANO MASK INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Restated Financial Statements (Unaudited) (Continued)

June 30, 2006

NOTE 5 - STOCK WARRANTS OUTSTANDING

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

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to June 30, 2006, the Company agreed to issue a total of 750,000 shares of common stock to various consultants in connection with consulting services to be rendered.  The 750,000 shares of common stock represent, in the aggregate, payment of $1,140,000, valued at $1.52 per share, the closing market price of the Company’s common stock on the date that the agreements were issued by the Board of Directors.  The consulting agreements are each for a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.

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

Recent Developments

This amended report for the quarter ended June 30, 2006, is being filed concurrently with the amended reports on Forms 10-QSB/A for the quarterly periods ended March 31, and September 30, 2006, containing restated interim financial statements as of and for interim periods then ended. Such amended reports and the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, contain information about events and circumstances occurring subsequently to those reported herein. Accordingly, this report should be read in conjunction with those of such subsequent periods.

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

Since its inception, the Company has been involved in the development of its technology.   Through June 30, 2006, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through December 31, 2005, the Company funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.

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

Reference is made to Note 2 to the accompanying restated financial statements for the interim periods ended June 30, 2006.  The following discussion of results of operations and liquidity and capital resources are based on the restated financial statements after giving effect to all error corrections.

Results of Operations for the Six Months Ended June 30, 2006 compared with 2005

Revenues:  During the six months ended June 30, 2006, the Company experienced a substantial increase in revenues compared to the six months ended June 30, 2005 of approximately $626,000 primarily due to the substantial increase in sales of the environmental masks and related filters. The Company commenced production of the filters at the Company’s manufacturing facility during November 2005 and experienced dramatic increases in the demand for the environmental mask and filter products during the first half of fiscal 2006.  The Company expects the demand for the environmental masks and filters to continue to increase in the near future due to continuing and expected virus outbreaks such as SARS and Avian Influenza (Bird Flu).

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

Cost of Sales:  During the six months ended June 30, 2006, the Company experienced a substantial increase in cost of sales of approximately $326,000 compared to the six months ended June 30, 2005, commensurate with the increase in revenues for the same period.  Costs as a percentage of sales were 53% for the six months ended June 30, 2006 compared to 62% for the six months ended June 30, 2005.  Costs as a percentage of sales decreased for 2006 due to the reduction in manufacturing costs for the environmental filters in Mexico, and is expected to decrease in the immediate future due to the Company’s expected efforts to reduce the costs of its raw materials used in the environmental filter production.  Future costs as a percentage of sales on the environmental filters and masks is expected to be between 48% and 52% for the filters, and between 44% and 48% for the masks.  Future costs as a percentage of sales on the emergency CPR assistance device and Superstat are expected to be between 58% and 62%. The significant components of the Company's cost of sales include actual product cost, overhead allocations including depreciation, salaries and wages, rent and utilities, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: During the six months ended June 30, 2006, the Company experienced an increase in general and administrative expenses of approximately $842,000 or approximately 203% compared to the six months ended June 30, 2005, primarily due to needs to increase administrative costs, advertising, travel, professional fees, and insurance as a result of the increase in revenues, the more significant of which are further discussed in the following paragraph.

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

During July 2006, the Company entered into various additional one-year consulting agreements for legal, strategic planning, investor relations, and marketing services for a total cost of $1,140,000, payable in 750,000 shares of common stock.  Pursuant to these agreements, the shares will vest in equal increments over the twelve month period, and the consulting expense will be recognized over the same twelve month period.

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

Liquidity and Capital Resources

                The Company has accumulated a deficit of $12,351,683 as of June 30, 2006, resulting from development stage and continued losses since inception. Consequently, the Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which, as explained below, include a) continued product development efforts, b) continuing efforts to increase its product sales in the U.S. and internationally, and c) issuance of additional debt or equity financing to sustain its growth and provide the capital to produce inventory.

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

The Company issued 315,000 shares of common stock through the exercise of common stock warrants during the first six months of 2006, for total proceeds of $77,500.  More significantly, however, the Company issued 1,834,863 shares of common stock to a private investor, for total cash proceeds of $2,000,000.  This was done for the Company to have sufficient cash to produce the necessary inventory that is expected to be needed to fulfill the anticipated increase in orders throughout 2006.

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

During the remainder of our fiscal year 2006, the Company expects that it will be able to continue measures that will (i) reduce unnecessary cash outflows, and (ii) increase revenues through our improved marketing efforts.

As of the filing date of this Amendment, the Company's future business model reflects: (1) continued development of its NanoMask and NanoMask filters, including the introduction of a child’s mask; (2) continued pursuit of additional domestic and international distributor agreements to sell Company-owned and third party products; (3) establishing efficiencies in its manufacturing or vendor facilities in order to cut costs and improve quality control; (3) minimizing in-house research and development through use of third-party sources;  (4) and accumulation of intellectual property assets

              Management has analyzed its cash needs for fiscal 2010 and has concluded that available cash should be sufficient to meet its anticipated working capital, capital expenditure and other cash requirements for fiscal 2010, unless sales revenues do not meet its expectations. The Company may also issue common shares in lieu of cash as compensation for certain employment, development and other professional services. If the Company does need additional capital, our ability to obtain further financing through loans or the offer and sale of its securities is subject to market conditions and other factors beyond management’s control.

Impact of Inflation

At this time, we do not anticipate that inflation will have a material impact on our current or future operations.

Critical Accounting Policies and Estimates

Except with regard to the estimated useful lives of patents and acquired technology, and the effective provision of a 100% deferred income tax asset valuation allowance, (discussed below) the Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of the Company’s fiscal year 2007. The Company has no t yet evaluated or determined the likely effect of SFAS No. 155 on its future financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standard No. 109 , which deals with the accounting  for uncertainty in income taxes.  FIN 48 will be effective for the quarter ended March 31, 2007.  With the Company’s history of operating losses, the effect of FIN48 relates solely to its disclosure on income taxes and, therefore, The Company does not believe that it will have a material impact on its financial position, results of operations or cash flows for the foreseeable future.

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

Subsequent to the issuance of these financial statements, there have been other FASB Pronouncements but none that would have required restatement of the financial statements presented herein.

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

As a result of the foregoing, the following changes were made or were in the process of being implemented:

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

The foregoing changes are intended to reasonably assure the accuracy and completeness of the Company’s financial reporting.  However, many of these changes are no longer applicable, inasmuch as the Company is currently purchasing its product for resale.

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

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On July 27, 2006, a complaint was filed by Nanoscale Materials, Inc. in the United States District Court for the district of Kansas, Kansas City, Case No. 06-2311 KHV, naming (among others) Emergency Filtration Products, Inc. and Douglas K. Beplate , its former CEO, as defendants.  Plaintiff alleged patent infringement, false advertising, copyright infringement, unfair competition, breach of contract, breach of fiduciary duty, misappropriation of trade secrets and tortuous interference.  Plaintiff was seeking unspecified money damages, attorneys’ fees and other relief. On July 5, 2007, the Company and Applied Nanoscience Inc. (Applied), a related party through common directors, entered into a settlement agreement with the plaintiff. The Company and Applied each bore $300,000 for dismissal of all claims and counterclaims. Provision for the Company’s portion of the $300,000 liability was made as of December 31, 2006 and payment was made in 2007 using funds provided from Applied pursuant to various promissory notes made during 2007.

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