Form 10-Q/A
period 2006-09-30
Nano Mask, Inc.
filed 2010-02-10
CIK 1088213

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

This amendment to Form 10-QSB for the period ended September 30, 2006 is to reflect restatements to correct errors in historical financial information.  For additional information, please refer to the Company’s filed Form 10-KSB for the year ended December 31, 2006, except as noted herein. This amendment filing was delayed due to the Company’s limited financial resources and management turnover.

PART I

FINANCIAL INFORMATION

NANO MASK INC ( Formerly, Emergency Filtration Products, Inc ..)
Balance Sheets
September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$ 358,243	$ 467,512
Accounts receivable, net of an allowance for doubtful accounts of $84,623 and $4,025	130,942	418,588
Prepaid expenses and other	144,425	131,475
Inventory	1,792,538	217,985
	2,426,148	1,235,560
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $270,267 and $210,677	388,651	302,356

OTHER ASSETS
Patents and acquired technology, net of accumulated amortization of $273,130 and $217,417	841,657	897,370
Deposits and other assets	28,810	3,462
	870,467	900,832
	$ 3,685,266	$ 2,438,748

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable, related parties	$ 64,737	$ 21,737
Accounts payable, other	419,298	190,537
Accrued expenses	177,886	149,055
Notes payable	29,553	20,693
	691,474	382,022

STOCKHOLDERS' EQUITY
Common stock, 50,000,000 shares authorized of $0.001 par value, 42,691,851 and 39,241,988 shares issued and outstanding	42,692	39,242
Additional paid-in capital	17,224,744	13,450,194
Deferred compensation	(879,000)	(42,000)
Deficit	(13,394,644)	(11,390,710)
	2,993,792	2,056,726
	$ 3,685,266	$ 2,438,748

The accompanying notes are an integral part of these financial statements.

NANO MASK INC. ( Formerly, Emergency Filtration Products, Inc. )
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Restated)		(Restated)

NET SALES	$ 134,026	$ 54,149	$ 826,292	$ 119,960

COSTS AND EXPENSES
Cost of sales	31,182	39,111	398,284	79,720
Research and development	13,978	2,750	49,142	9,750
Bad debts	52,297	-	80,598	-
Selling, general and administrative	1,075,869	279,672	2,305,552	695,075
	1,173,326	321,533	2,833,576	784,545

LOSS FROM OPERATIONS	(1,039,300)	(267,384)	(2,007,284)	(664,585)

OTHER INCOME (EXPENSE)
Interest expense	(1,150)	(208)	(2,331)	(1,470)
Interest income	6,233	-	14,425	-
Loss on lease abandonment	(8,744)	-	(8,744)	-
Gain on debt forgiveness	-	60,970	-	60,970
	(3,661)	60,762	3,350	59,500

NET LOSS	$ (1,042,961)	$ (206,622)	$(2,003,934)	$ (605,085)
BASIC LOSS PER SHARE	$ (0.02)	$ (0.01)	$ (0.05)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	42,427,721	34,507,348	41,033,991	34,342,328

The accompanying notes are an integral part of these financial statements.

NANO MASK INC. ( Formerly, Emergency Filtration Products, Inc. )
Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,003,934)	$ (605,085)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of leasehold improvements	61,523	18,528
Amortization of patent costs	55,713	55,740
Bad debts	80,598	-
Common stock issued for services	781,417	20,000
Settlement gain	-	(60,970)
Loss on lease abandonment	8,744	-
Deferred income tax benefit	(1,240,000)	-
Changes in operating assets and liabilities:
Accounts receivable	207,048	(12,584)
Inventory	(1,574,553)	(2,540)
Deposits	(25,348)	(2,649)
Prepaid expenses and other	42,520	30,794
Accounts payable, including to related parties	271,761	55,454
Accrued expenses	110,914	99,988
Net Cash Used In Operating Activities	(1,983,597)	(403,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(156,562)	(43,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash, including through the exercise of warrants	2,077,500	243,625
Repayments on notes payable	(46,610)	(30,297)
Net Cash Provided By Financing Activities	2,030,890	213,328

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	(3,421)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(109,269)	(237,304)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	467,512	438,151

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 358,243	$ 200,847

The accompanying notes are an integral part of these financial statements.

NANO MASK INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Restated Financial Statements (Unaudited)

September 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The restated (Note 2) interim financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005, from which the balance sheet information as of that date is derived.  These restated interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented. The restated results of operations for the interim periods ended September 30, 2006, are not necessarily indicative of the results for the full year.

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

Subsequent to the original issuance of the Company’s financial statements as of and for the interim periods ended March 31, June 30, and September 30, 2006, and the filing of its related quarterly reports on Form 10-QSB,  Prior Management of the Company discovered certain errors primarily regarding the recognition of revenue and certain other matters.  The first transaction, as described in the Company’s restated financial statements for the three months ended March 31, 2006, was a “bill-and-hold” transaction of $754,550 recorded based upon Prior Management’s belief that the criteria set forth in Staff Accounting Bulletin 104 (SAB 104) had been met.  The Company had originally recorded this sale pursuant to Prior Management’s erroneous belief that the customer, a distributor, had requested the Company to hold the inventory, waiting for certain European markings required for importation under the European standards.

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

A second sale transaction for $2,225,000, also recorded as a “bill-and-hold” transaction in June 2006 based upon the criteria set forth in SAB 104, was described in the Company’s restated financial statements for the six months ended June 30, 2006.  In this transaction, the customer, also a distributor, had asked the Company to warehouse the inventory, pending final shipping instructions to a governmental agency expected to purchase the product from the distributor.  The distributor paid a down payment of $100,000 towards the order at the time of the purchase, which as part of these corrections has now been recorded to accounts payable.  Also, part of this correction was to cancel an order that was placed with a supplier, which resulted in the reversal of $91,767 of previously recorded accounts payable. This transaction was reported as revenue during the quarter ended June 30, 2006, as the Company believed that the SAB 104 revenue recognition criteria had been met.  Management has now determined that, despite its original belief to the contrary, the transaction terms did not include a fixed date for delivery of the product and, accordingly, the revenue recognition criteria pursuant to SAB 104 were not entirely met at the time the transaction was recorded.  Due to Prior Management’s decisions to file an application with the United States FDA, and to re-acquire inventory already shipped, no shipment to the buyer was ever made with respect to this transaction.

NANO MASK INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Restated Financial Statements (Unaudited) (Continued)

September 30, 2006

NOTE 2 - RESTATEMENTS FOR ERROR CORRECTIONS (Continued)

Also during January 2007, the Company decided to re-acquire a significant portion of its inventory previously sold to various distributors in fiscal 2006 due to delays and problems associated with the resale of the products that were being experienced by the distributors pending FDA clearance of the Company’s products that has been voluntarily sought by Prior Management.

In addition, the substance of certain transactions totaling $325,633, resulting in revenues originally recorded during the nine months ended September 30, 2006 , have now been determined to be consignment sales, with the right of return if the product was not sold by the customer, and thus did not meet revenue recognition criteria as of September 30, 2006. In addition to the reversal of the aforementioned revenues, related accrued royalties in the amount of $65,284 were reversed as of September 30, 2006.

During July 2006, the Company issued a total of 750,000 shares of common stock to various consultants, originally recorded erroneously at the price of the shares traded on the date of approval for issue for an aggregate value of $810,000.  In connection with preparation of the Company’s annual financial statements for the year, it was determined that the 750,000 shares issued for services should have been valued at the price of the shares traded on the date of issue for an aggregate value of $1,140,000, or an additional amount of $330,000.

In addition, at the time of the original preparation of the second and third quarter financial statements for 2006, Prior Management determined that $1,240,000 of a deferred tax asset should be recognized, as a result of net operating loss carry forwards that were then expected to be realized in future years.  Prior Management then determined that, were it not for the errors previously discussed, it was not viewed as more likely than not, that the deferred tax asset would be realized.

Accordingly, in addition to restating appropriately the financial statements of prior interim periods of 2006, the Company has restated the accompanying financial statements as of and for the three months and nine months ended September 30, 2006, for the effects of correcting these errors as shown in the chart below.

Balance Sheet as of September 30, 2006		As Previously
	As Restated	Recorded	Net Change
Accounts receivable, net	$ 130,942	$ 3,110,748	$ (2,979,806)
Inventory	1,792,538	1,092,383	700,155
Deferred tax asset	-	1,240,000	(1,240,000)
Total current assets	3,685,266	7,204,917	(3,519,651)
Total assets	3,685,266	7,204,917	(3,519,651)
Accounts payable, other	419,298	398,565	20,733
Accrued expenses	177,886	243,170	(65,284)
Total current liabilities	691,474	736,025	(44,551)
Total liabilities	691,474	736,025	(44,551)
Additional paid-in capital	17,224,744	16,895,994	328,750
Deferred compensation	(879,000)	(712,500)	(166,500)
Deficit	(13,394,644)	(9,756,044)	(3,638,600)
Total stockholders’ equity	$ 2,993,792	$ 6,468,892	$ (3,475,100)

NANO MASK INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Restated Financial Statements (Unaudited) (Continued)

September 30, 2006

NOTE 2 - RESTATEMENTS FOR ERROR CORRECTIONS (Continued)

Statement of Operations for the Three Months Ended September 30, 2006		As Previously
	As Restated	Recorded	Net Change
Net sales	$ 134,026	$ 78,562	$ 55,464
Cost of sales	31,182	13,025	18,157
Bad debt expense	52,297	218,000	(165,703)
Selling, general and administrative	1,075,869	899,868	176,001
Net loss, before tax benefit	(1,042,961)	(1,069,970)	(27,009)
Income tax benefit	-	440,000	(440,000)
Net loss	$ (1,042,961)	$ (629,970)	$ (412,991)
Basic loss per share	$ (0.02)	$ (0.01)	$ (0.01)

Statement of Operations for the Nine Months Ended September 30, 2006		As Previously
	As Restated	Recorded	Net Change
Net sales	$ 826,292	$ 4,131,475	$ (3,305,183)
Cost of sales	398,284	1,336,013	(937,729)
Bad debt expense	80,598	305,975	(225,377)
Selling, general and administrative	2,305,552	2,049,029	256,522
Net income (loss), before tax benefit	(2,003,934)	394,666	(2,398,600)
Income tax benefit	-	1,240,000	(1,240,000)
Net income (loss)	$ (2,003,934)	$ 1,634,666	$ (3,638,600)
Basic income (loss) per share	$ (0.05)	$ 0.04	$ (0.09)

All information in the accompanying notes relative to the interim periods ended September 30, 2006, has also been restated as necessary for the foregoing matters.

NOTE 3 – LOSS PER SHARE

Following is information relative to the computation of basic loss per share for the three months and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,
	2006	2005
	(Restated)
Net loss	$ (1,042,961)	$ (206,622)
Weighted average shares	42,427,721	34,507,348
Basic loss per share	$ (0.02)	$ (0.01)

	For the Nine Months Ended September 30,
	2006	2005
Net loss	$ (2,003,934)	$ (605,085)
Weighted average shares	41,033,991	34,342,328
Basic loss per share	$ (0.05)	$ (0.02)

NANO MASK INC.

( Formerly, Emergency Filtration Products, Inc. )

Notes to the Restated Financial Statements (Unaudited) (Continued)

September 30, 2006

NOTE 4 – SIGNIFICANT TRANSACTIONS

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

During April 2006, the Company issued 1,834,863 shares of its common stock in a private placement at $1.09 per share in cash for a total of $2,000,000, without any identifiable offering costs

Effective July 1, 2006, the Company entered into one-year employment agreements with its Chief Operating Officer and Senior Vice-President of Sales, subject to renewal, with annual salaries aggregating $150,000.  The Senior Vice-President of Sales also receives a commission of 7% on all initial gross sales to new vendors as approved by the Company, and a commission of 5% on any additional gross sales to these new vendors.

During July 2006, the Company issued a total of 750,000 shares of common stock to various consultants in connection with marketing, investor relations, legal, and other consulting services to be rendered.  The 750,000 shares of common stock represent, in the aggregate, payment of $1,140,000, valued at $1.52 per share, the closing market price of the Company’s common stock on the date that the shares were authorized for issuance by the Board of Directors. The consulting agreements are each for a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.   $285,000 of the $1,140,000 consulting expense was recognized for the period ended September 30, 2006, with the remaining $855,000 recorded as deferred compensation, to be recognized over the remaining nine month period at $95,000 per month.

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

During September 2006 , the Company entered into a new lease agreement commencing October 1, 2006 for its office and warehouse space in Las Vegas, Nevada, consisting of approximately 15,000 square feet.  The lease is for a period of thirty-six months at a monthly cost of approximately $14,000.  At the time the new lease agreement was signed, the Company also terminated its month-to-month lease for its warehouse facility in Henderson, Nevada, but has retained its month-to-month lease for its corporate headquarters in Henderson, Nevada, until such time as the office space in the new facility is ready to occupy.  This was expected to occur by the end of November 2006.  As a result of the termination of the warehouse lease, the Company recorded a loss on lease abandonment of $8,744 for the three months ended September 30, 2006.

NOTE 5 - STOCK WARRANTS OUTSTANDING

In prior periods, the Company granted warrants to purchase its common stock in conjunction with certain stock sales for cash.  A summary of the status of the Company's stock warrants as of September 30, 2006, and changes during the nine months then ended, are presented below:

NANO MASK INC.

( Formerly, Emergency Filtration Products, Inc. )

Notes to the Restated Financial Statements (Unaudited) (Continued)

September 30, 2006

NOTE 5 - STOCK WARRANTS OUTSTANDING (Continued)

		Weighted
		average
		exercise
	Warrants	price
Outstanding, January 1, 2006	341,250	$ 0.42
Expired	(26,250)	$ 0.50
Exercised	(315,000)	$ 0.41

Outstanding, September 30, 2006	-

NOTE 6 – CONTINGENCY

On July 27, 2006, a complaint was filed against the Company and its former President.   The plaintiff alleges patent infringement and other torts, and seeks unspecified money damages and other relief.   The Company has reviewed the complaint and prepared its preliminary response.   The Company believes the suit is without merit and intends to vigorously contest it.   The outcome, nevertheless, of this litigation is currently not subject to reasonable estimation. Accordingly, no provision has been made for any possible losses in its connection.

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

Recent Developments

            This amended report for the quarter ended September 30, 2006, is being filed concurrently with amended reports on Forms 10-QSB/A for prior quarterly periods ended March 31, and June 30,  2006, containing restated interim financial statements as of and for interim periods then ended. Such amended reports and the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, contain information about events and circumstances occurring subsequently to those reported herein. Accordingly, this report should be read in conjunction with those of such subsequent periods.

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

Reference is made to Note 2 to the accompanying restated financial statements for the interim periods ended September 30, 2006.  The following discussions of results of operations and liquidity and capital resources are based on the restated financial statements after giving effect to all error corrections.

Results of Operations for the Nine Months Ended September 30, 2006 compared with 2005

Revenues:  During the nine months ended September 30, 2006, the Company experienced a substantial increase in revenues compared to the nine months ended September 30, 2005 of approximately $706,000 primarily due to the substantial increase in sales of the environmental masks and related filters. The Company commenced production of the filters at the Company’s manufacturing facility during November 2005 and experienced dramatic increases in the demand for the environmental mask and filter products during fiscal 2006.  The Company expects the demand for the environmental masks and filters to continue to increase in the near future, once these products are approved by the Food and Drug Administration (FDA) as discussed in the following paragraph, due to continuing and expected virus outbreaks such as SARS and Avian Influenza (Bird Flu).

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

In February 2006, the Company opened a manufacturing facility in Nogales, Mexico, and commenced production of the Company’s NanoMask filters at that location.  In order to reduce the manufacturing costs of the Company’s environmental masks and filters, during September 2006, the manufacturing facility in Henderson, Nevada, was converted to a distribution center and all raw materials were sent to Nogales, Mexico.  At this Nogales, Mexico production facility, the Company expects to be able to produce approximately 2 million NanoMask filters per week, enabling it to fulfill its anticipated supply commitments to its international and domestic distributors, once the products are approved with the FDA.  In addition, the Company continues to pursue large retail and medical products customers with whom the Company has already held discussions, although no agreements have yet been executed, pending the FDA approval.

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

Cost of Sales:  During the nine months ended September 30, 2006, the Company experienced a substantial increase in cost of sales of approximately $318,000 compared to the nine months ended September 30, 2005, commensurate with the increase in revenues for the same period.  Costs as a percentage of sales were 48% for the nine months ended September 30, 2006 compared to 66% for the nine months ended September 30, 2005.  Costs as a percentage of sales decreased for 2006 due to reductions in manufacturing costs for the environmental filters in Mexico, and most recently decreased due to the Company’s efforts to reduce the costs of its raw materials used in the environmental filter production.  Future costs as a percentage of sales on the environmental filters and masks is expected to be between 48% and 52% for the filters, and between 44% and 48% for the masks.  Future costs as a percentage of sales on the emergency CPR assistance device and Superstat are expected to be between 58% and 62%. The significant components of the Company's cost of sales include actual product cost, overhead allocations including depreciation, salaries and wages, rent and utilities, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: During the nine months ended September 30, 2006, the Company experienced an increase in general and administrative expenses of approximately $1,610,000 or approximately 232% compared to the nine months ended September 30, 2005, primarily due to needs to increase administrative costs, advertising, travel, professional fees, and insurance as a result of the increase in revenues, the more significant of which are further discussed in the following paragraphs.

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

During July 2006, the Company issued a total of 750,000 shares of common stock to various consultants in connection with marketing, investor relations, legal, and other consulting services to be rendered.  The 750,000 shares of common stock represent, in the aggregate, payment of $1,140,000, valued at $1.52 per share, the closing market price of the Company’s common stock on the date that the shares were issued by the Board of Directors. The consulting agreements are each for a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.   $285,000 of the $1,140,000 consulting expense was recognized for the period ended September 30, 2006, with the remaining $855,000 recorded as deferred compensation, to be recognized over the remaining nine month period at $95,000 per month.

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

Bad debts:  During the nine months ended September 30, 2006, the Company recorded bad debt expense of $80,598 compared to $0 for the preceding nine month period, due to significant delays in collections on certain account receivable balances at September 30, 2006.  Management of the Company believes the allowance for bad debts, totaling $84,623 at September 30, 2006, to be sufficient to cover any potential losses for non-collection in the future.

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

Liquidity and Capital Resources

                 The Company has accumulated a deficit of $13,394,644 as of September 30, 2006, resulting from development stage and continued losses since inception.  .Consequently, the Company's ability to continue as a going concern may be dependent upon the success of management's ongoing business plans which, as explained below, include a) continued product development efforts, b) continuing efforts to increase its product sales in the U.S. and internationally, and c) issuance of additional debt or equity financing to sustain its growth and provide the capital to produce inventory.

During August 2006, the Company announced that its environmental mask and filters had been registered with the Therapeutics Goods Administration (TGA) (the Australian counterpart to the United States FDA) as a Class 1 medical device.  As a result of this registration, the Company’s exclusive Australian distributor, planned to launch an extensive marketing campaign in Australia.  However, during October 2006, the TGA commenced an audit of the registration, which led to the suspension of all planned marketing activities in Australia by the Australian distributor, pending the outcome of the audit.  The Australian distributor, however, continues to market the product in the Pacific Rim.  The Company is working diligently with its Australian distributor to answer all questions that have been posed by the TGA, has submitted the documentation and the related answers as requested by the TGA, and is currently waiting on the TGA’s response.  The Company cannot currently predict as to when the TGA audit will be finalized.

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

The Company issued 315,000 shares of common stock through the exercise of common stock warrants during the first nine months of 2006, for total proceeds of $77,500.  More significantly, however, the Company issued 1,834,863 shares of common stock to a private investor, for total cash proceeds of $2,000,000.  This was done for the Company to have sufficient cash to produce the necessary inventory that was expected to be needed to fulfill the anticipated increase in orders throughout 2006 and 2007.

The Company also intends to bring additional products to market during the next twelve months, including the breathing circuit filters, the ELVIS BVM bag, and the continued marketing and development of the NanoMask units and NanoMask filters as previously described.  The research and development costs associated with the ELVIS BVM device will be the most significant.  The estimated costs for testing, validation and FDA filings for these potential new products are estimated to range from $50,000 to $60,000 during the next twelve months.  The Company spent approximately $150,000 during 2005 and 2006, for additional molds required for the ELVIS BVM bag, and approximately $21,000 for molds required for the small version of the NanoMask.  An additional $40,000 to $50,000 may also be required for the production of molds for other potential new products.

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

During the remainder of the fiscal year 2006, the Company expects that it will be able to continue measures that will (i) reduce unnecessary cash outflows, and (ii) increase revenues through our improved marketing efforts.

As of thee filing date of this Amendment, the Company's future business model reflects: (1) continued development of our NanoMask and NanoMask filters, including the introduction of a child’s mask; (2) continued pursuit of additional domestic and international distributor agreements to sell company-owned and third party products; (3) establishing efficiencies in our manufacturing or vendor facilities in order to cut costs and improve quality control; (3) minimizing in-house research and development through use of third-party sources;  (4) and accumulation of intellectual property assets.

               We have analyzed our cash needs for fiscal 2010 and have concluded that our available cash should be sufficient to meet our anticipated working capital, capital expenditure and other cash requirements for fiscal 2010, unless sales revenues do not meet our expectations. We may also issue common shares in lieu of cash as compensation for certain employment, development and other professional services. If we do not need additional capital, our ability to obtain further financing through loans or the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.

Impact of Inflation

At this time, we do not anticipate that inflation will have a material impact on our current or future operations.

Critical Accounting Policies and Estimates

Except with regard to the estimated useful lives of patents and acquired technology, the allowance for bad debts on accounts receivable, and the effective provision of a 100% deferred income tax asset valuation allowance, the Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods.

Management reviews the carrying value of the technology assets annually for evidence of impairment and considers, based on its current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence, whether any write-downs should be taken or whether the estimated useful lives should be shortened.

Based on the Company’s operating history to date, management does not believe realization of its deferred tax asset, principally the tax benefit of a net operating loss carry-forward, can yet be considered more likely than not and accordingly, has effectively provided a 100% valuation allowance.

Management also reviews the collectability of its outstanding receivables based upon historical collection history from each customer, the age of the receivables, and the customers wherewithal to pay the outstanding balance, and records an estimated allowance for bad debts sufficient to cover any potential losses to be incurred for non-collections.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of our fiscal year 2007. We have not yet evaluated or determined the likely effect of SFAS No. 155 on our future financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standard No. 109 , which deals with the accounting  for uncertainty in income taxes.  FIN 48 will be effective for the quarter ended March 31, 2007.  With the company’s history of operating losses, the effect of FIN48 relates solely to our disclosure on income taxes and, therefore, we do not believe that it will have a material impact on our financial position, results of operations or cash flows for the foreseeable future.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115 , which will permit the option of choosing to measure certain eligible items at fair value on specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will be effective for fiscal year 2008, but SFAS No. 159 may be delayed. We are currently evaluating the effects, if any, that the se changes will have on the Company’s financial statements.

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

Subsequent to our issuance of these financial statements, there have been other FASB Pronouncements but none that would have required restatement of the financial statements presented herein.

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

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On July 27, 2006, a complaint was filed by Nanoscale Materials, Inc. in the United States District Court for the district of Kansas, Kansas City, Case No. 06-2311 KHV, naming (among others) Emergency Filtration Products, Inc. and Douglas K. Beplate , its former CEO, as defendants.  Plaintiff alleged patent infringement, false advertising, copyright infringement, unfair competition, breach of contract, breach of fiduciary duty, misappropriation of trade secrets and tortuous interference.  Plaintiff was seeking unspecified money damages, attorneys’ fees and other relief. On July 5, 2007, the Company and Applied Nanoscience Inc. (Applied), a related party through common directors and a publicly-held company (Pink Sheets, APNN.PK), entered into a settlement agreement with the plaintiff .. The Company and Applied each bore $300,000 for dismissal of all claims and counterclaims. Provision for the Company’s portion of the $300,000 liability was made as of December 31, 2006 and payment was made in 2007 using funds provided from Applied pursuant to various promissory notes made during 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During July 2006, the Company issued a total of 750,000 restricted shares of common stock to various consultants in connection with marketing, investor relations, legal, and other consulting services to be rendered.  The 750,000 shares of common stock represent, in the aggregate, payment of $1,140,000, valued at $1.52 per share, the closing market price of the Company’s common stock on the date that the shares were approved by the Board of Directors.  The consulting agreements are each for a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period.   $285,000 of the $1,140,000 consulting expense was recognized for the period ended September 30, 2006, with the remaining $855,000 recorded as deferred compensation, to be recognized over the remaining nine month period at $95,000 per month.

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

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of the shareholders (the Annual Meeting) was held at the Sunset Station Hotel and Casino, 1301 West Sunset Road, Henderson, Nevada 89014, on Friday, August 25, 2006, at 9:00 am, Pacific Time.  At the meeting we:

1.

Elected four directors to serve until the expiration of their respective terms and until their respective successors are elected and qualified; and

2.

Ratified the selection of Piercy Bowler Taylor & Kern as our independent auditor for our fiscal year ending December 31, 2006.

Voting results on the above matters were as follows:

1. Elect Directors	For	Against	Withheld
Douglas K. Beplate	30,111,773	24,200	19,100
David E. Bloom	30,135,973	-	19,100
Thomas Glenndahl	30,135,973	-	19,100
Raymond C.L. Yuan	30,135,973	-	19,100

2. Ratify re-appointment of Piercy Bowler Taylor & Kern as the Company’s independent registered accounting firm	30,125,873	24,000	5,200

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