Form 10-Q
period 2007-03-31
Nano Mask, Inc.
filed 2011-07-01
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to_________

Commission File No. 000-27421

NANO MASK, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

(Formerly, Emergency Filtration Products, Inc.)

NEVADA	87-0561647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West Liberty Street, Suite 880, Reno, NV	89501
(Address of principal executive offices)	(Zip code)

Issuer's telephone number, including area code: (209) 275-9270

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ¨    No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer ☐         Non-accelerated filer    ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At June 24, 2011, there were outstanding 70,765,143 shares of the Registrant's Common Stock, $.001 par value.

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JUNE 30, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL

PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Balance Sheets
	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 480,386	$ 5,578
Accounts receivable, net of allowances for bad debts of $0 and $97,957, respectively and for sales returns of $61,201 in 2006	1,090	3,077
Inventory	373,879	349,555
Prepaid expenses and other	54,568	48,197
	909,923	406,407
PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $314,596 and $291,057	363,022	386,561

OTHER ASSETS
Patents and acquired technology, net of accumulated amortization of $1,103,606
and $1,103,287	11,181	11,500
Other	25,348	28,810
	36,529	40,310

	$ 1,309,474	$ 833,278

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$ 362,253	$ 375,278
Accrued expenses	262,797	381,775
Litigation settlement	300,000	300,000
Notes payable	10,604	26,408
	935,654	1,083,461

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, 50,000,000 shares authorized of $0.001 par value, 45,118,911 and 42,684,636 shares issued and outstanding	45,119	42,685
Additional paid-in capital	18,518,845	17,206,751
Deferred compensation	(297,000)	(588,000)
Deficit	(17,893,144)	(16,911,619)
	373,820	(250,183)

	$ 1,309,474	$ 833,278

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Operations For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	2007	2006

NET SALES	$ 4,790	$ 493,835

COSTS AND EXPENSES
Cost of sales	2,626	259,970
Research and development	4,427	10,800
Selling, general and administrative	978,230	497,203
	985,283	767,973

LOSS FROM OPERATIONS	(980,493)	(274,138)

OTHER INCOME (EXPENSE)
Interest income	318	-
Interest expense	(1,350)	(635)

	(1,032)	(635)

NET LOSS	$ (981,525)	$ (274,773)

BASIC LOSS PER SHARE	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	43,793,584	39,378,044

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Cash Flows For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (981,525)	$ (274,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,539	19,487
Amortization of patent costs	319	18,579
Bad debts	977
Stock option valuation	64,528
Common stock issued for services	291,000	9,917
Changes in operating assets and liabilities:
Accounts receivable	1,010	112,611
Prepaid expenses and other	(6,371)	(9,585)
Inventory	(24,324)	(353,923)
Deposits	3,462	(4,846)
Accounts payable	(13,025)	110,171
Accrued expenses	(118,978)	10,819
Net Cash Used In Operating Activities	(759,388)	(361,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(22,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash, including through the exercise
of warrants	1,250,000	77,500
Payments on notes payable	(15,804)	(10,241)

Net Cash Provided By Financing Activities	1,234,196	67,259

NET INCREASE (DECREASE) IN CASH	474,808	(316,608)

CASH AT BEGINNING OF PERIOD	5,578	467,512

CASH AT END OF PERIOD	$ 480,386	$ 150,904

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited)

March 31, 2007

NOTE 1 - BASIS OF PRESENTATION

The interim financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.  Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006, from which the balance sheet information at that date is derived and reference is made thereto elsewhere in this report.  These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – LOSS PER SHARE

Following is information relative to the computation of basic loss per share for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Net loss	$ (981,525)	$ (274,773)

Weighted average shares	43,793,584	39,378,044

Basic loss per share	$ (0.02)	$ (0.01)

Weighted average shares issuable upon the exercise of outstanding stock warrants and options were not included in the foregoing calculations at March 31, 2007 and 2006, because in loss periods, to do so would be anti-dilutive.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at March 31, 2007.

The Company raised $1,250,000 through a private sale of common shares to its former President/CEO $150,000 and to a significant shareholder $1,100,000.  In addition, this same significant shareholder loaned a total of $200,000 to the Company during July and August 2007, pursuant to two separate $100,000 unsecured promissory notes, each with a one-year term and interest at prime plus 2%. Additional unsecured loans have been received by the Company through 2007 totaling approximately $667,000, which funds have been used to fund the continued operations of the Company.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited)

March 31, 2007

NOTE 3 – GOING CONCERN (Continued)

An additional $270,335 has been received through the date of this report through the issuance of a total of 2,746,624 shares of common stock to various investors.  Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

Nevertheless, the Company currently does not have sufficient capital to sustain its planned business activities for the next year.  Accordingly, management believes the Company will need to raise additional capital in the near future to sustain its operations, either through additional private placements of common stock or loans, possibly unsecured.  These funds will be required to either continue the Company’s efforts to obtain sales of its new products or to enable the Company to produce inventory sufficient to meet expected demand levels.

Throughout 2007 and most of 2008, the Company continued to make substantial efforts to secure authority from the FDA to market its NanoMask™ product in the U.S. and to export it from the U.S. On April 10, 2007, we received a response from the FDA on the latest submission that included additional requests for further information and testing (including efficacy, safety, and shelf-life), which we worked on completing.  These additional requests required additional scientific testing. However, on September 28, 2007 the FDA 510(k) application with the FDA was withdrawn, since the requested information and testing had not yet been completed. On June 13, 2008, the Company filed a 510(k) pre-market notification with the U.S. FDA for the NanoMask™ product.  However, the Company subsequently withdrew from this process when Applied refused to provide the nature of its NanoMask™ composition. In addition, the Company decided in late 2010 to apply all its efforts in developing sales of two new, major products: Nano Silver Hospital Products and Nano Zyme products.

The Company’s ability to continue as a going concern will be dependent upon the success of management's future plans as set forth above, which cannot be assured.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4 – SIGNIFICANT TRANSACTIONS

As previously discussed, during the three months ended March 31, 2007, the Company issued a total of 2,434,275 shares of common stock in a private placement to two individuals for total proceeds of $1,250,000, without any identifiable offering costs.

For the three months ended March 31, 2007, $291,000 of previously deferred compensation expense was recognized as expense, with a remaining $297,000 recorded in stockholders’ equity as deferred compensation, to be recognized during the second and third quarters of 2007, or the remaining six months of the agreements.

.

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes pricing model pursuant to Financial Accounting Standards Board (FASB) Statement 123, “Accounting for Stock-Based Compensation”.

Restricted stock units are valued at the Company’s stock price on the date of grant and amortized through expense over the requisite service period on a straight-line method. The Company’s determination of fair value of share-based option awards on the date of grant using an option-pricing model is affected by the following assumptions regarding complex and subjective variables, as noted below. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited)

March 31, 2007

NOTE 4 – SIGNIFICANT TRANSACTIONS (Continued)

•	Expected dividend yield — As the Company has not historically paid dividends, the dividend rate variable in the Black-Scholes model is zero.

•

Risk-free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•

Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders. Management believes historical data is reasonably representative of future exercise behavior.

•

Expected volatility — The volatility assumption is based on the historical weekly price data of the Company’s stock over the preceding one-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•

Forfeiture rate — As share-based compensation expense recognized is based upon awards ultimately expected to vest, expense for grants is reduced for estimated forfeitures, at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management has reviewed the historical forfeitures, for which there have been none, and as such will adjust for forfeitures at the end of the term.

NOTE 5 - SUBSEQUENT EVENTS

During April 2007, the Company granted 100,000 common stock options, each, to the Company’s Chief Operating Officer and Director of Regulatory Compliance, with an exercise price of $0.48 per option, exercisable until April 5, 2010.   The Company also granted 50,000 common stock options, each, to the Company’s four directors with an exercise price of $0.48 per option, exercisable until April 5, 2010.

During July 2007, the Company granted, an additional 25,000 common stock options, each, to two separate consultants for services rendered related to the FDA 510(k) application process.  These options are exercisable at $0.31 per share for three years from the grant date.  These options vest, however, upon receipt by the Company of FDA clearance of its NanoMask™ products. However, since the condition of FDA approval never occurred during the three year period, such options lapsed in July, 2010.

A private placement offering of 2,746,624 common shares was made during the three months ended June 30, 2008, for total net proceeds of $270,335.

On April 28, 2009 the Company announced that a majority of its shareholders had voted to change the Company’s name to Nano Mask, Inc., to better reflect its core business of developing, marketing, and producing its NanoMask™ products. A majority of shareholders further approved an increase in the Company’s authorized capital to 100 million shares of common stock from the previous 50 million shares.

In June, 2009, two unrelated note-holders agreed to convert their notes of $255,673, including interest of $30,637, into 1,826,237 units of common shares and warrants to purchase shares at an exercise price of $.50 per share, exercisable for two years until June 17, 2011. In addition, another unrelated note-holders agreed to convert his note of $5,386 into 41,431 common shares at $.13 per share.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited)

March 31, 2007

NOTE 5 - SUBSEQUENT EVENTS (Continued)

Also in June 2009, the Company authorized issuance of  2,594,597 units of common shares and warrants (to purchase common shares at $.50 per share, exercisable for two years) for total proceeds of $464,000, settlement of $39,919 in expenses incurred by three key officers and conversion of a $15,000 loan made by a key officer.

Furthermore, the Company has received $87,500 in cash advances from two executive officers during 2010 and $58,500 in 2011. In July, 2010 an executive officer converted the Company’s note payable to him of $10,000 into 196,078 common shares. In addition, a significant shareholder loaned the Company $25,000 with interest at  prime, plus 2%, payable in six months from February 22, 2011. Moreover, during 2011 the Board of Directors has authorized the conversion of $67,500 in loans from one of its executives into 1,937,907 common shares at an average price of $.035 per share.

In 2009 through 2011, the Company obtained forgiveness of obligations to vendors or negotiated amounts resulting in reductions of approximately $390,000 in trade payables and accrued expenses.

The following table summarizes the issuance of common shares in subsequent periods and their related amounts for cash proceeds from private placement offerings, stock-based compensation and expense reimbursements and notes payable conversions to common shares:

	Cash Proceeds from Offerings		Stock-Based Compensation and Expense Reimbursements		Conversions of Notes Payable
Year ended December 31,	Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
2008	2,746,624	$270,335

2009	2,320,000	$464,000	1,543,333	$400,079	1,942,668	$276,059

2010			4,041,315	$264,618	196,078	$ 10,000

Through June 30, 2011			10,918,307	$258,270	1,937,907	$ 67,500

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JUNE 30, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Overview

             We are a materials-technology development company focused on health and wellness-related markets. The Company has evolved from a specialty filter products Company that developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems into a Company providing a proprietary line of antibacterial and antimicrobial products for the hospital, clinic and health industry. Such products now include our Nano Zyme line of products which offer a multi-enzyme hospital pre-soak and cleaning solution, as well as other complementary products in the line. Another line of products surrounds our new Nano Silver Hospital Curtains which, with additional testing, should offer excellent anti microbial efficacies against a wide spectrum of organisms. These products have been developed by partnering with innovative technology companies. The new product lines are in addition to our traditional anti-viral, antibacterial and disposable NanoMask™, a protective filtration face mask which we continue to improve upon. Largely, the evolution to this broader spectrum of products only began in 2010.

Since its inception, the Company has been involved in the development of its technology.  Through March 31, 2007, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through December 31, 2006, the Company has funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.

In July 2007, the Company entered into a letter of intent with Applied Nanoscience Inc. (“Applied”), a related company due to some common ownership, directors and employees.  On July 14, 2008, the Company and Applied entered into a definitive merger agreement. The final merger agreement required the approval of the Company’s shareholders as well as the shareholders of Applied.  The merger would likely have produced a number of significant recurring cost savings and made it easier to access capital markets, and to commercialize and get the Company’s products to market more quickly. However, on February 25, 2009, the merger agreement was unilaterally terminated by Applied.

Results of Operations for the Three Months Ended March 31, 2007 compared with 2006

Revenues:  During the three months ended March 31, 2007, the Company experienced a substantial decrease in revenues compared to the three months ended March 31, 2006 of approximately $489,000 due to the Company’s election during late 2006 to suspend sales of the NanoMask™ and filters until FDA clearance is obtained.  The Company also elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

The majority of the revenues for the quarter ended March 31, 2007 (and an insignificant portion of the revenues for the quarter ended March 31, 2006) has been generated from the sale of the emergency CPR assistance device, and Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. and foreign governments and militaries.  However, as previously discussed, the Company elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device and Superstat, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

Cost of Sales:  During the three months ended March 31, 2007, the Company experienced a substantial decrease in cost of sales of approximately $257,000 compared to the three months ended March 31, 2006, commensurate with the decrease in revenues for the same period.

Costs as a percentage of sales were 55% for the three months ended March 31, 2007 compared to 53% for the three months ended March 31, 2006.  Costs as a percentage of sales on the environmental filters and masks are less than those of the emergency CPR assistance device and Superstat, products which accounted for a significantly larger percentage of the Company’s revenues during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.  Management had anticipated that once FDA clearance of the NanoMask™ and filters had occurred, we could re-commence manufacturing in Nogales, Mexico, at which point management expected costs as a percentage of sales to decrease to approximately 35% to 37% on the environmental masks and filters, unless significant changes in the cost of materials were to occur. This would have been largely attributable to significantly lower production costs in Mexico, relative to the Company’s past production costs in Nevada.  The largest elements to our cost of sales comprise actual product cost, including outsourced manufacturing and packaging, overhead allocations including depreciation, salaries and wages, rent and utilities, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: During the three months ended March 31, 2007, the Company experienced an increase in general and administrative expenses of approximately $481,000 or approximately 97% compared to the three months ended March 31, 2006, primarily due to increased professional and legal fees incurred, consulting fees, product testing, travel costs, and insurance.

For the three months ended March 31, 2007, $291,000 of deferred compensation expense was recognized as an expense, with a remaining $297,000 recorded in stockholder’s equity as deferred compensation, to be recognized during the second and third quarters of 2007.

After production and sale of the products was suspended during late 2006, the Company has aggressively attempted to reduce operating expenses, and continues to search for other means of reducing operating costs. The Company expected general and administrative expenses to remain relatively low, until such time as the Company is able to sell its products domestically (assuming FDA approval), at which time the Company would need to incur additional operating costs associated with the increase in revenues.

Research and development: Although not significant for the periods presented, the Company does not expect research and development costs to increase in the near future as it has determined to postpone any further development of additional pending products, allowing the Company to focus its entire resources toward the FDA approval process of the NanoMask™ and filters.  If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources

             The Company has not been able, in the past, to generate sufficient net cash inflows from operations to sustain its business efforts as well as to accommodate its growth plans. During 2007, funds were raised totaling approximately $667,000 through the issuance of unsecured promissory notes from various individuals.  Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

Beginning in the third quarter of 2008, the United States has been experiencing a severe and widespread recession accompanied by, among other things, instability in the financial markets and reduced credit availability, and is also engaged in war, all of which are likely to continue to have far reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related risks and uncertainties on the Company's ability to obtain financing, success in its marketing efforts and ultimately, profitable operations and positive cash flows, cannot be estimated at this time.

             The Company does not believe, however, that it currently has sufficient capital to sustain its business efforts for the next twelve months.  Accordingly, the Company will need to raise additional capital in the near future to sustain operations.  The funds were intended to continue the Company’s efforts to obtain FDA clearance of its products, or assuming the Company obtained FDA clearance, to enable it to increase its production of inventory, sufficient to meet the expected demands. The Company is also working on minimizing operating expenses, to the extent possible, by reducing overhead costs, salaries, and other consulting and professional fees, in order to conserve available cash.

              Accordingly, for these and other reasons, in their report on the Company’s 2006 financial statements, the Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern.

              Management is also working on reducing the Company’s operating expenses, primarily overhead costs, salaries, consulting and professional fees, to the extent possible, to conserve available cash pending FDA clearance of the Company’s products.

              The Company intended to pursue additional domestic and international distributor agreements, pending the outcome of the FDA process.  Once cleared by the FDA, the Company expected the demand for its environmental masks and filters to substantially increase, enabling the Company to be able to generate sufficient cash flow from operations to cover its ongoing expenses. These efforts were largely abandoned in the latter part of 2008.

Impact of Inflation

At this time, the Company does not expect that inflation will have a material impact on its current or future operations.

Critical Accounting Policies and Estimates

Except with regard to the estimated useful lives of patents and acquired technology, the net realizable value of the Company’s inventory due to shelf-life issues and design, the allowance for bad debts on accounts receivable, and the effective provision of a 100% deferred income tax asset valuation allowance, (discussed below), the Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods.

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

Management also reviews the collectability of outstanding receivables based upon historical collection history from each customer, the age of the receivables, and the customers wherewithal to pay the outstanding balance, and records an estimated allowance for bad debts sufficient to cover any potential losses to be incurred for non-collections.

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

Recent Accounting Pronouncements

               While there have been FASB pronouncements made effective subsequent to the issuance of these financial statements, none would have required restatement of the financial statements herein nor have they had any significant effect on future financial statements of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in prevailing market interest rates affecting the return on our investments but do not consider this interest rate market risk exposure to be material to our financial condition or results of operations.  We invest primarily in bank money market funds with short-term (less than one year) maturities.  The carrying amount of these investments approximates fair value due to the short-term maturities.  Under our current policies, we do not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage our exposure to changes in interest rates or commodity prices.

ITEM 4. CONTROLS AND PROCEDURES

 Our principal executive and principal financial officers have participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our principal executive and financial officers believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by the report.

Pursuant to a letter from our independent auditors, dated June 30, 2011, that identified certain deficiencies in internal control over financial reporting as significant  deficiencies identified as material weaknesses, we are in the process of making changes to our internal controls and procedures.  A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control.  A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control.

To overcome the material weaknesses, our principal executive and financial officers have provided additional substantive accounting information and data to our outside auditors in connection with their audit of the financial statements for the year ended December 31, 2007.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

We believe that all changes, when implemented, will likely provide reasonable assurance of the accuracy and completeness of our financial reporting. These changes in internal controls are believed reasonably likely to materially affect, our internal controls over financial reporting in future periods.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company issued 2,434,275 shares of its common stock in a private placement to two individuals for total proceeds of $1,250,000.  These shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated hereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - RESERVED

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

NANO MASK, INC.

June 30, 2011

By /S/Edward Suydam

Edward Suydam, Chief Executive Officer

June 30, 2011

              By /S/Michael J. Marx

Michael J. Marx, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signature	Title	Date
/S/ Edward Suydam	Director	June 30, 2011
/S/ Michael J. Marx	Director	June 30. 2011
/S/ Marc Kahn	Chief Medical Officer, Director	June 30, 2011
/S/ Mark Cox	Director	June 30, 2011