Form 10-Q
period 2007-06-30
Nano Mask, Inc.
filed 2011-07-01
CIK 1088213

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007

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

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JUNE 30, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Balance Sheets
	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 67,056	$ 5,578
Accounts receivable, net of allowances for bad debts of $0 and $97,957, respectively, and for sales returns of $61,201 in 2006	8,839	3,077
Inventory	373,879	349,555
Prepaid expenses and other	56,930	48,197
	506,704	406,407
PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $337,167 and $291,057	340,451	386,561

OTHER ASSETS
Patents and acquired technology, net of accumulated amortization of $1,103,926
and $1,103,287	10,861	11,500
Other	25,348	28,810
	36,209	40,310

	$ 883,364	$ 833,278

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$ 305,653	$ 375,278
Accrued expenses	318,718	381,775
Litigation settlement	258,640	300,000
Notes payable		26,408
	883,011	1,083,461

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, 50,000,000 shares authorized of $0.001 par value, 45,118,911 and 42,684,636 shares issued and outstanding	45,119	42,685
Additional paid-in capital	18,735,220	17,206,751
Deferred compensation	(6,000)	(588,000)
Deficit	(18,773,986)	(16,911,619)
	353	(250,183)

	$ 883,364	$ 833,278

The accompanying notes are an integral part of these financial statements.

NANO MASK INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

NET SALES	$ 8,706	$ 198,431	$ 13,496	$ 692,266

COSTS AND EXPENSES
Cost of sales	4,833	107,132	12,881	367,102
Research and development	-	24,364	1,355	35,164
Selling, general and administrative	882,668	760,781	1,858,548	1,257,984
	887,501	892,277	1,872,784	1,660,250

LOSS FROM OPERATIONS	(878,795)	(693,846)	(1,859,288)	(967,984)

OTHER INCOME (EXPENSE)
Interest expense	(2,047)	(546)	(3,397)	(1,181)
Interest income	-	8,192	318	8,192
	(2,047)	7,646	(3,079)	7,011

NET LOSS	$ (880,842)	$ (686,200)	$ (1,862,367)	$ (960,973)
BASIC LOSS PER SHARE	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	45,118,911	41,262,695	44,459,908	40,325,575

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Cash Flows For the Six Months Ended June 30, 2007 and June 30, 2006 (Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,862,367)	$ (960,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,110	40,219
Amortization of patent costs	639	37,159
Bad debts	977	28,301
Stock options granted for services rendered	280,903	-
Common stock issued for services	582,000	333,917
Changes in operating assets and liabilities:
Accounts receivable	(6,739)	182,234
Prepaid expenses and other	(8,733)	(52,380)
Inventory	(24,324)	(1,086,886)
Deposits	3,462	(9,598)
Accounts payable	(69,625)	205,985
Litigation settlement payable	(41,360)
Accrued expenses	(63,057)	51,930
Net Cash Used In Operating Activities	(1,162,114)	(1,230,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(156,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash, including through the exercise
of warrants	1,250,000	2,077,500
Payments on notes payable	(26,408)	(18,190)

Net Cash Provided By Financing Activities	1,223,592	2,059,310

NET INCREASE (DECREASE) IN CASH	61,478	672,656

CASH AT BEGINNING OF PERIOD	5,578	467,512

CASH AT END OF PERIOD	$ 67,056	$ 1,140,168

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited)

June 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The interim financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.  Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006, from which the balance sheet information as of that date is derived.  These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the three months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – LOSS PER SHARE

Following is information relative to the computation of basic loss per share for the three months ended June 30, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net loss	$ (880,842)	$ (686,200)	$(1,862,367)	$ (960,973)

Weighted average shares	45,118,911	41,262,695	44,459,908	40,325,575

Basic loss per share	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.02)

Weighted average shares issuable upon the exercise of outstanding stock warrants and options were not included in the foregoing calculations at June 30, 2007 and 2006, because in loss periods, to do so would be anti-dilutive.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at June 30, 2007.

The Company raised $1,250,000 through a private sale of common shares, $150,000 to its former President/CEO and $1,100,000 to a significant shareholder.  In addition, this same significant shareholder loaned a total of $200,000 to the Company during July and August 2007, pursuant to two separate $100,000 unsecured promissory notes, each with a one-year term and interest at prime plus 2%.  Additional unsecured loans have been received by the Company through 2007 totaling approximately $667,000, which funds have been used to fund the continued operations of the Company.

An additional $270,335 has been received through the date of this report through the issuance of a total of 2,746,624

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited)

June 30, 2007

NOTE 3 – GOING CONCERN (Continued)

shares of common stock to various investors.  Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

Nevertheless, the Company currently does not have sufficient capital to sustain its planned business activities for the year.  Accordingly, management believes the Company will need to raise additional capital in the near future to sustain its operations, either through additional private placements of common stock or loans, possibly unsecured.  These funds will be required to either continue the Company’s efforts to obtain sales of its new products or to enable the Company to produce inventory sufficient to meet expected demand levels.

.

Throughout 2007 and most of 2008, the Company continued to make substantial efforts to secure authority from the FDA to market its NanoMask™ product in the U.S. and to export it from the U.S. On April 10, 2007, we received a response from the FDA on the latest submission that included additional requests for further information and testing (including efficacy, safety, and shelf-life), which we worked on completing.  These additional requests required additional scientific testing. However, on September 28, 2007 the FDA 510(k) application with the FDA was withdrawn, since the requested information and testing had not yet been completed.   On June 13, 2008, the Company filed a 510(k) pre-market notification with the U.S. FDA for the NanoMask™ product. However, the Company subsequently withdrew from this process when Applied refused to provide the nature of its NanoMask™ composition. In addition, the Company decided in late 2010 to apply its efforts in developing sales of two new, major products: Nano Silver Hospital products and Nano Zyme products.

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

NOTE 4 – SIGNIFICANT TRANSACTIONS

During the three months ended March 31, 2007, the Company issued a total of 2,434,275 shares of common stock in a private placement to two individuals for total proceeds of $1,250,000, without any identifiable offering costs. No common stock was issued during the three months ended June 30, 2007.

For the three months ended June 30, 2007, $291,000 of deferred compensation expense was recognized as an expense, with the remainder of $6,000 recorded in stockholders’ equity as deferred compensation to be recognized during the third quarter of 2007.

During April 2007, the Company granted 100,000 common stock options, each, to the Company’s Chief Operating Officer and Director of Regulatory Compliance, with an exercise price of $0.48 per option, exercisable until April 5, 2010.   The Company also granted 50,000 common stock options, each, to the Company’s four directors with an exercise price of $0.48 per option, exercisable until April 5, 2010. None of the options were ever exercised.

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes pricing model pursuant to Financial Accounting Standards Board (FASB) Statement 123, “Accounting for Stock-Based Compensation”, which model requires the use of exercise behavior data and the use of a number of assumptions as noted below.

Restricted stock units are valued at the Company’s stock price on the date of grant and amortized through expense over the requisite service period on a straight-line method. The Company’s estimation of fair value of share-based option awards on the date of grant using an option-pricing model is affected by the following assumptions regarding complex and subjective variables. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.).

Notes to the Financial Statements (Unaudited)

June 30, 2007

NOTE 4 - SIGNIFICANT TRANSACTIONS (Continued)

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

NOTE 5 – SUBSEQUENT EVENTS

In addition, during July 2007, the Company also granted an additional 25,000 common stock options, each, to two separate consultants for services rendered related to the FDA 510(k) application process.  These options are exercisable at $0.31 per share for three years from the grant date.  These options vest, however, upon receipt by the Company of FDA clearance of its NanoMask™ products. However, since the condition of FDA approval never occurred during the three year period, such options lapsed in July, 2010.

A private placement offering of 2,746,624 common shares was made during the three months ended June 30, 2008 for total net proceeds of $270,335.

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

In June, 2009, two unrelated note-holders agreed to convert their notes of $255,673, including interest of $30,637, into 1,826,237 units of common shares and warrants to purchase shares at an exercise price of $.50 per share, exercisable for two years until June 17, 2011. In addition, another unrelated note-holder agreed to convert his note of $5,386 into 41,431 common shares at $.13 per share.

Again in June 2009, the Company authorized issuance of 2,594,597 units of common shares and warrants (to purchase common shares at $.50 per share, exercisable for two years) for total proceeds of $464,000, settlement of $39,919 in expenses incurred by three key officers and conversion of a $15,000 loan made by a key officer.

Finally, the Company has received $87,500 in cash advances from two executive officers during 2010 and $58,500 in 2011. In July, 2010 an executive officer converted his note of $10,000 into 196,078 common shares. In addition, a significant shareholder has loaned the Company $25,000 with an interest rate of prime, plus 2%, payable in six months from February 22, 2011. Moreover, during 2011 the Board of Directors has authorized the conversion of $67,500 in loans from one of its executives into 1,937,907 common shares at an average $.035 per share.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited)

June 30, 2007

NOTE 5 - SUBSEQUENT EVENTS (Continued)

In 2009 through 2011, the Company obtained forgiveness of obligations to vendors or negotiated amounts resulting in reductions of approximately $390,000 in trade payables and accrued expenses.

The following table summarizes the issuance of common shares in subsequent periods and their related amounts for cash proceeds from private placements offerings, stock-based compensation and expense reimbursements and notes payable conversions to common shares:

	Cash Proceeds from Offerings		Stock-Based Compensation and Expense Reimbursements		Conversions of Notes Payable
Year ended December 31,	Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
2008	2,746,624	$270,335	-	$ -	-	$ -

2009	2,320,000	$464,000	1,543,333	$400,079	1,942,668	$276,059

2010	-	$ -	4,041,315	$264,618	196,078	$ 10,000

Through June 30, 2011	-	$ -	10,918,307	$258,270	1,937,907	$ 67,500

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

Since its inception, the Company has been involved in the development of its technology.  Through June 30, 2007, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through June 30, 2007, the Company has funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.

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

Results of Operations for the Three Months Ended June 30, 2007 compared with 2006

Revenues:  During the three months ended June 30, 2007, the Company experienced a substantial decrease in revenues compared to the three months ended June 30, 2006 of approximately $190,000 due to the Company’s election during late 2006 to suspend sales of the NanoMask™ and filters until FDA clearance is obtained.  The Company also elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

The majority of the revenues for the quarter ended June 30, 2007 (and an insignificant portion of the revenues for the quarter ended June 30, 2006) has been generated from the sale of the emergency CPR assistance device, and Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. and foreign governments and militaries.  However, as previously discussed, the Company elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device and Superstat, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

Cost of Sales:  During the three months ended June 30, 2007, the Company experienced a substantial decrease in cost of sales of approximately $102,000 compared to the three months ended June 30, 2006, commensurate with the decrease in revenues for the same period.  The Company also recorded an inventory write-down of $373,879 for the quarter ended March 31, 2007, related to the raw filter mask components, since management has substantial doubts as to whether the raw materials has any future value or can currently be sold.  If FDA clearance is obtained, the masks and mask components will be required to be modified to fit with the anticipated design of the environmental filter.

Costs as a percentage of sales were 56% for the three months ended June 30, 2007 compared to 54% for the three months ended June 30, 2006. Since sales of all products were less than $10,000 during the current quarter, analysis of percentages by product are immaterial for comparative cost of sales to sales results and are no longer presented hereafter. The significant components of our cost of sales include actual product cost, including outsourced manufacturing and packaging, overhead allocations including depreciation, salaries and wages, rent and utilities, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: During the three months ended June 30, 2007, the Company experienced an increase in general and administrative expenses of approximately $122,000 or approximately 16%, compared to the three months ended June 30, 2006, primarily due to significantly higher professional, consulting and legal fees incurred which were offset, in part, by lower officer compensation. The significant components of our operating expenses include salaries and wages, consulting and other professional services, accounting, audit and legal fees, product and liability insurance, travel and office rent.

For the three months ended June 30, 2007, $291,000 of deferred compensation expense was recognized as an expense, with a remaining $6,000 recorded in stockholder’s equity as deferred compensation, to be recognized during the third quarter of 2007.

After production and sale of the products was suspended during late 2006, the Company has aggressively attempted to reduce operating expenses, and continues to search for other means of reducing operating costs. The Company expects general and administrative expenses to be relatively low at the present time, until the Company is able to sell its products domestically, assuming FDA approval, at which time the Company will need to incur additional operating costs associated with the increase in revenues.

Research and development: Although not significant for the periods presented, the Company does not expect research and development costs to increase in the near future as it has determined to postpone any further development of additional pending products, allowing the Company to focus its entire resources to the FDA approval process of the NanoMask™ and filters.  If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

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

Except with regard to the estimated useful lives of patents and acquired technology, the allowance for bad debts on accounts receivable, and the effective provision of a 100% deferred income tax asset valuation allowance, the Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods..

Recent Accounting Pronouncements

While there have been Financial Accounting Standards Board (FASB) pronouncements made effective subsequent to the issuance of these financial statements, none would have required restatement of the financial statements herein nor have they had any significant effect on future financial statements of the Company.

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

ITEM 4

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

Signature	Title	Date
/S/ Edward Suydam	Director	June 30, 2011
/S/ Michael J. Marx	Director	June 30, 2011
/S/ Marc Kahn	Chief Medical Officer, Director	June 30, 2011
/S/ Mark Cox	Director	June 30, 2011