Form 10-Q
period 2007-09-30
Nano Mask, Inc.
filed 2011-07-01
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2007

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

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JUNE 30, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Balance Sheets
	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 70,478	$ 5,578
Accounts receivable, net of allowances for bad debts of $0 and $97,957, respectively, and for sales returns of $61,201 in 2006	-	3,077
Inventory	-	349,555
Prepaid expenses and other	29,561	48,197
	100,039	406,407

PROPERTY AND EQUIPMENT, net	28,000	386,561

OTHER ASSETS
Patents and acquired technology, net	-	11,500
Other	-	28,810
	-	40,310

	$ 128,039	$ 833,278

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$ 293,047	$ 375,278
Accrued expenses	306,979	381,775
Litigation settlement	112,500	300,000
Notes payable	359,972	26,408
	1,072,498	1,083,461

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, 50,000,000 shares authorized of $0.001 par value, 45,118,911 and 42,684,636 shares issued and outstanding	45,119	42,685
Additional paid-in capital	18,735,220	17,206,751
Deferred compensation	-	(588,000)
Deficit	(19,724,798)	(16,911,619)
	(944,459)	(250,183)

	$ 128,039	$ 833,278

The accompanying notes are an integral part of these financial statements.

NANO MASK INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Operations (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NET SALES	$ 900	$ 134,026	$ 14,396	$ 826,292

COSTS AND EXPENSES
Cost of sales	22,646	31,182	35,528	398,284
Inventory write-down	376,879	-	376,879	-
Loss on Disposition of Fixed Assets	291,129	-	291,129	-
Impairment Losses on Intellectual Property	10,542	-	10,542	-
Research and development	-	13,978	1,355	49,142
Bad debts	-	52,297	977	80,598
Selling, general and administrative	247,025	1,075,869	2,104.595	2,305,552
	948,221	1,173,326	2,821,005	2,833,576

LOSS FROM OPERATIONS	(947,321)	(1,039,300)	(2,806,609)	(2,007,284)

OTHER INCOME (EXPENSE)
Interest expense	(3,492)	(1,150)	(6,888)	(2,331)
Interest income	-	6,233	318	14,425
Loss on lease abandonment	-	(8,744)	-	(8,744)
Gain on debt forgiveness	-	-	-	-
	(3,492)	(3,661)	(6,570)	3,350

NET LOSS	$ (950,813)	$(1,042,961)	$(2,813,179)	$(2,003,934)
BASIC LOSS PER SHARE	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	45,118,911	42,427,721	44,681,990	41,033,991

The accompanying notes are an integral part of these financial statements.

NANO MASK INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Cash Flows For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,813,179)	$ (2,003,934)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and loss impairment of fixed assets	358,561	61,523
Amortization and loss impairment of patent costs	11,500	55,713
Bad debts	977	80,598
Inventory write-down	376,879
Valuation of options granted for services rendered	280,903
Common stock issued for services	588,000	781,417
Loss on lease abandonment		8,744
Changes in operating assets and liabilities:
Accounts receivable	2,100	207,048
Inventory	(27,324)	(1,574,553)
Deposits	28,810	(25,348)
Prepaid expenses and other	18,636	42,520
Accounts payable	(82,231)	228,761
Litigation settlement payable	(187,500)
Accrued expenses	(74,796)	153,914
Net Cash Used In Operating Activities	(1,518,664)	(1,983,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment		(156,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash, including through the exercise of warrants	1,250,000	2,077,500
Note Proceeds	359,972
Repayments on notes payable	(26,408)	(46,610)
Net Cash Provided By Financing Activities	1,583,564	2,030,890

NET INCREASE (DECREASE) IN CASH	64,900	(109,269)

CASH AT BEGINNING OF PERIOD	5,578	467,512

CASH AT END OF PERIOD	$ 70,478	$ 358,243
The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.).

Notes to the Financial Statements (Unaudited)

September 30, 2007

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

The results of operations for the three months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – LOSS PER SHARE

Following is information relative to the computation of basic loss per share for the three months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net loss	$ (950,813)	$(1,042,961)	$(2,813,179)	$(2,003,934)

Weighted average shares	45,118,911	42,427,721	44,681,990	41,033,991

Basic loss per share	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.05)

Weighted average shares issuable upon the exercise of outstanding stock warrants and options were not included in the foregoing calculations at September 30, 2007 and 2006, because in loss periods, to do so would be anti-dilutive.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at September 30, 2007.

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

September 30, 2007

NOTE 3 – GOING CONCERN (Continued)

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

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to Financial Accounting Standards Board (FASB) Statement 123, “Accounting for Stock-Based Compensation”, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of SFAS 123, total compensation expense of $161,320 was recorded for the nine months ended September 30, 2007, under the Black-Scholes option pricing model, for the 250,000 options that were fully vested.

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

In addition, the Company also granted, during July 2007, an additional 25,000 common stock options, each, to two separate consultants for services rendered related to the FDA 510(k) application process.  These options are exercisable at $0.31 per share for three years from the grant date.  These options vest, however, upon receipt by the Company of FDA clearance of its NanoMask™ products. Since the condition of FDA approval never occurred during the three year period, such options lapsed in July, 2010.

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

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.).

Notes to the Financial Statements (Unaudited)

September 30, 2007

NOTE 5 – SUBSEQUENT EVENTS (Continued)

The following table summarizes the issuance of common shares in subsequent periods and their related amounts for cash proceeds from private placement offerings, stock-based compensation and expense reimbursements and note payable conversions to common shares:

	Cash Proceeds from Offerings		Stock-Based Compensation and Expense Reimbursements		Conversions of Notes Payable
Year ended December 31,	Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
2008	2,746,624	$270,335	-	$ -	-	$ -

2009	2,320,000	$464,000	1,543,333	$400,079	1,942,668	$276,059

2010	-	$ -	4,041,315	$264,618	196,078	$ 10,000

Through June 30, 2011	-	$ -	5,462,767	$180,800	1,937,907	$ 67,500

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

Since its inception, the Company has been involved in the development of its technology.  Through September 30, 2007, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through September 30, 2007, the Company has funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.

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

Results of Operations for the Three Months Ended September 30, 2007 compared with 2006

Revenues:  During the three months ended September 30, 2007, the Company experienced a substantial decrease in revenues compared to the three months ended September 30, 2006 of approximately $133,000 due to the Company’s election during late 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance is obtained.  The Company also elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

As previously discussed, during June 2008, the Company re-filed its 510(k) pre-market notification with the FDA for the NanoMask™ and filters.  The process, timing, and results of the submission are uncertain at the present time and will be determined solely by the FDA, though the Company has requested an expedited review pursuant to FDA guidance.  Upon receiving clearance from the FDA, if this occurs, the Company will immediately pursue a number of substantial domestic governmental and international sales opportunities, especially in geographical areas more prone to avian influenza outbreaks.

The majority of the revenues for the quarter ended September 30, 2007 (and an insignificant portion of the revenues for the quarter ended September 30, 2006) has been generated from the sale of the emergency CPR assistance device, and Superstat, a modified collagen hemostat, for which the Company has exclusive distribution rights to the U.S. and foreign governments and militaries.  However, as previously discussed, the Company elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device and Superstat, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

Cost of Sales:  During the three months ended September 30, 2007, the Company experienced a marginal decrease in cost of sales of approximately $9,000 compared to the three months ended September 30, 2006, which was not commensurate with the decrease in revenues for the same period, primarily due to high production costs under shutdown conditions.  The Company also recorded an inventory write-down of $376,879 during the quarter ended September 30, 2007, related to the raw filter mask components, since management had substantial doubts as to whether the raw materials had any future value or could currently be sold.  If FDA clearance were obtained, the masks and mask components will be required to be modified to fit with the anticipated design of the environmental filter.

Costs as a percentage of sales (exclusive of the write-down recorded of $376,879 for the quarter ended September 30, 2007) increased substantially for the three months ended September 30, 2007 compared to 53% for the three months ended September 30, 2006.  Since sales of all products were less than $1,000 during the current quarter, analysis of percentages by product are immaterial for comparative cost of sales to sales results and are no longer presented hereafter. The significant components of our cost of sales include actual product cost, including outsourced manufacturing and packaging, overhead allocations, salaries and wages, rent and utilities, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: During the three months ended September 30, 2007, the Company experienced a substantial decrease in general and administrative expenses of approximately $829,000 or approximately 77% compared to the three months ended September 30, 2006, primarily attributable to decreases in advertising, wages and officer compensation. The significant components of our operating expenses include salaries and wages, consulting and other professional services, accounting, audit and legal fees, product and liability insurance, travel and office rent.

For the three months ended September 30, 2007, $6,000 of deferred compensation expense was recognized as an expense. There are no further reductions for deferred compensation in stockholder’s equity deficiency as of September 30, 2007.

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

Impact of Inflation

At this time, the Company does not anticipate that inflation will have a material impact on current or future operations.

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