Form 10-K
period 2007-12-31
Nano Mask, Inc.
filed 2011-07-01
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to_________

Commission File No. 000-27421

NANO MASK, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

(Formerly, Emergency Filtration Products, Inc.)

NEVADA	87-0561647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West Liberty Street, Suite 880, Reno, Nevada	89501
(Address of principal executive offices)	(Zip code)

Issuer's telephone number, including area code: (209) 275-9270

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [  ] No [X] (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ]    NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer ☐         Non-accelerated filer    ☐       Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of June 24, 2011, there were 70,765,143 shares of the Registrant's Common Stock, $.001 par value, outstanding.

State the Registrant's revenues for the December 31, 2007 fiscal year: $14,671.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $ 1,141,893, based on the average bid and ask price of the Registrant's stock on June 24, 2011 of $0.03 per share and shares held by non-affiliates.  The Registrant's common stock is quoted on the Pink Sheets under the symbol "NANM.PK".

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

NONE

PART I.

ITEM 1.  BUSINESS

General

THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JUNE 30, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR FISCAL 2007. SHAREHOLDERS AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

Unless the context requires otherwise, all references to the “Company”, “we”, “us” and “our” refer to Nano Mask, Inc.

The financial and disclosure information contained in this report reflect our efforts to accurately and completely disclose the status of our business operations and financial condition giving full effect to the results of management’s determinations.

We were organized originally under the name "Lead Creek Unlimited".  Until February 9, 1996, we conducted no business.  We filed a Certificate of Amendment with the Secretary of State of the State of Nevada changing our name to "Emergency Filtration Products, Inc." on March 8, 1996, pursuant to a Plan of Reorganization.  There was no change, however, in our majority ownership related to this Plan of Reorganization.

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

We announced in July 2007 that we executed a letter of intent to merge with Applied Nanoscience, Inc. (“Applied”), a publicly-held company (Pink Sheets, APNN.PK), in an all stock exchange transaction.  Applied was deregistered in 2010, so that Applied no longer maintains its status as a public company. On July 14, 2008, the Company and Applied entered into a definitive merger agreement under which Applied has agreed to acquire the Company by issuing approximately 36,586,287 shares of its common shares and 18,293,143 warrants for the purchase of additional common shares of the Company. The number of common shares and warrants differ from the original letter of intent due to the Company’s additional shares issued after the letter of intent was signed. A final merger agreement was to be subject to approval by shareholders of both companies.  On February 25, 2009, the merger agreement was terminated.

On January 24, 2007, the Board of Directors appointed Philip Dascher as Chief Executive Officer who served until December 26, 2008. At that time, Douglas Heath assumed this role, inasmuch as he was the only Director or Executive Officer remaining. Douglas Heath resigned on March 1, 2010. On that date, Edward Suydam was appointed as Chief Executive Officer. In June, 2009, Edward Suydam and Marc Kahn had been appointed as Chief Operating Officer and Chief Medical Officer, respectively. See our Current Report on Form 8-K filed with the Commission March 4, 2010.

As a result of the withdrawal of our FDA application on September 28, 2007, we have written down, as of September 30, 2007, all of our remaining inventory, property and equipment, intellectual property and acquired technology to a net realizable value of zero. As of September 30, 2007, write-offs of $376,879, $291,129 and $10,542 were recorded for inventory, property and equipment and intellectual property, respectively.

Current Products

Nano Silver Hospital Products

Hospitals are meant to be places to get well, but some are becoming places where just the opposite occurs. There has been the fear of “super-bugs” for many years, and based on emerging reports, that fear may be becoming a reality. According to the Centers for Disease Control and Prevention, an estimated two-million Americans contract hospital-acquired infections and more than 90,000 patients die due to complications from infection, costing the health care system up to $6.5 billion each year. With news of insurers withdrawing compensation for hospital acquired infections in the U.S., never has it been more important to look at all areas of nosocomial infection control. Nano Mask, Inc. introduced the company’s line of hospital curtains in September, 2010, for which they are also unique and help prevent patients that enter a hospital or clinic from contracting diseases that fall under Hospital Acquired Infections (HAI’s). Nano Silver Technology is an antimicrobial colloid composed of silver nanoparticles stabilized by polymer that exhibits excellent antimicrobial efficacy across a wide spectrum of microorganisms. Silver has long been known to inhibit the oxygen exchange in bacteria, killing the bacteria. Nano Silver Technology has been demonstrated to prolong and enhance that effect. This array of products comprises curtains, blankets, gown caps, shoe covers, disposable scrubs and lab coats.

Nano Zyme Products

We have also developed our own proprietary line of antibacterial and antimicrobial products and are partnering with other material technology development companies to create and offer new innovative products in the hospital, clinic and health industry. We see a great need for these new technology products and are pleased to also offer the Nano Zyme line of products which offers a multi-enzyme based hospital presoak and cleaning solution as well as other complementary products in the line. These products are environmentally safe, require no special handling and can be safely disposed down the drain. The Nano Zyme product is competitively priced against the Propylene Glycol competition. These products can be utilized for manual soaking as well as machine use. In a culture survey, an independent study found that 42% of hospital privacy curtains were contaminated with vancomycin-resistant enterococci, 22% with methicillin-resistant Staphylococcus aureus, and 4% with Clostridium difficile.

NanoMask™ and filters

Nano-Enhanced Environmental Mask (the NanoMask™) and NanoMask™ filters accounted for a significant portion of our revenues for 2007 and 2006. The NanoMask™ was a personal environmental mask, enhanced with nanoparticles, designed to address concerns of biological contamination in a workplace or other environment. The product utilized hydrophilic filters able to capture and isolate bacterial and viral microorganisms with very high efficiencies. The mask possessed a disposable filter using our licensed technology and an enhanced matrix of charged nanoparticles designed to protect the user from possible inhalation of biological contaminants. We marketed the NanoMask™ in fiscal 2005 and the first part of fiscal 2006 as a consumer product that did not require Federal Food and Drug Administration (FDA) clearance. In the third quarter of fiscal 2006, we decided to seek FDA clearance for this product as a Class II medical device. The FDA application was submitted during September 2006. Following receipt of our initial premarket notification in 2006, FDA staff provided us with numerous requests for additional information relative to the safety and efficacy of the NanoMask™.  We submitted several related testing protocols for advance review and comment by FDA staff.  On March 27, 2007, one day prior to the due date for the entire responses, we submitted an incomplete response to the FDA’s request.

On April 10, 2007, we received a response from the FDA on this latest submission, that included additional requests for further information and testing (including efficacy, safety, and shelf-life), which we worked on completing.  These additional requests required additional scientific testing. However, on September 28, 2007 the FDA 510(k) application with the FDA was withdrawn, since the requested information and testing had not yet been completed.  While we suspended all sales of this product in 2006, our FDA 510(k) withdrawal solidified our decision to provide the write-downs, as noted above.

In October 2010 we began impregnating our Nano Silver technology into three different “off the shelf” face masks that may enable us to penetrate what we believe is a large potential market. Once we begin sales of this product, we will then seek the proper CE marking process, so that we can sell these masks through all of our international distributors.

Effective March 1, 2010, we have re-directed our marketing efforts from the NanoMask™ product-line to our Nano Silver Hospital and Nano Zyme products.

Products for which marketing is currently suspended

As stated above, we have marketed and sold the following products in the past, but due to the decline in the demand for these products, we have elected to postpone any further significant marketing of these products until adequate resources are available.

RespAide(TM) CPR Isolation Mask

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

Disposable Filters for BVMs

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

Superstat

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

Other potential future products

The following product has been in development, production and market entry for future sale and has not produced any revenue for us to date.  Further development and production of this product has currently been postponed, as described above, until adequate resources are available.

ELVIS BVM

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

Manufacturing, Distribution and Supplier Agreements

NanoMask™ and NanoMask™ Filters

During 2006 and 2007, we entered into various distribution agreements with domestic and international distributors for the NanoMask™ and NanoMask™ filters.  Due to the incomplete clearance process with the FDA, as previously discussed, all sales to our domestic distributors have been suspended, as well as the suspension of any sales by the domestic distributors.  We have terminated various domestic and international distribution agreements in order to consolidate our efforts with only a select few significant distributors.

During October 2005, we opened a manufacturing facility in Henderson, Nevada, and in February 2006, we opened another manufacturing facility in Nogales, Mexico. Both facilities were opened for the production of the

NanoMask™ filters.  In order to consolidate and minimize our operating and production costs, the manufacturing facility in Henderson, Nevada was closed during October 2006.  The Nogales facility was closed October, 2008.

Effective October 1, 2006, we entered into a new lease agreement for office and warehouse space in Las Vegas, Nevada, consisting of approximately 15,000 square feet.  This new facility had been used for corporate offices and domestic warehousing, rather than production of any product.  In an effort to reduce our overhead costs, on November 7, 2007, we entered into a “Surrender and Termination of Lease” agreement with the landlord terminating the lease effective December 31, 2007.  Pursuant to this agreement, we were liable for the monthly lease payment through December 31, 2007, plus an additional incremental amount to finish any uncompleted leasehold improvements of $7,500.

RespAide products and filters

We contracted in December 1997 with Westmed, an FDA manufacturing facility in Tucson, Arizona, for the manufacture and production of our RespAide proprietary filter products. An FDA manufacturing facility is an establishment that has applied for and received acceptance by the FDA and passed its FDA inspections to maintain compliance as an FDA manufacturing facility.  We supplied all materials for the manufacturing and packaging.  We believe that the agreement with Westmed will remain in effect until terminated by either party.   However, marketing and development of this product is currently suspended.

Superstat

The Superstat products are manufactured by Superstat Corporation, also an FDA manufacturing facility, in Rancho Dominguez, California, and drop shipped to our customers from that facility.  We pay Superstat Corporation once the product is drop shipped to the final customer. However, marketing and development of this product is currently suspended.

Product development remains an important part of our business. We are currently devoting most of our resources to our Silver Nano Technology and Nano Zyme products.

Competition

The medical device industry is a highly competitive sector of the health care industry and there are a large number of established and well financed entities with significantly greater financial resources, technical expertise and in-depth managerial capabilities than we have.  Competitors include two major manufacturers of CPR devices, Laerdal Medical Corporation and Ecolab, Inc, both internationally based companies, and two major manufacturers of hemostatic collagens, Johnson & Johnson and MedChem Products, Inc.  A major competitor in the personal protection mask market is 3M Corporation and a major competitor in the breathing circuit filter market is PALL Corporation.

Sources and availability of raw materials and the names of principal suppliers

The raw materials utilized in the production of our proprietary products are readily available from a variety of manufacturers including Weise Labs, Inc., 3M Corporation, Superior Felt and Filtration and Versal.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts

In 1996, on receipt of notification that the patent would be issued, we entered into an Agreement with Douglas K. Beplate (who was our founder and President until his resignation on February 16, 2007) whereby Mr. Beplate  assigned to us all rights, including patent rights, to the commercial exploitation of a dual filtered rotary isolation valve.  In 2003, we entered into another agreement with Mr. Beplate whereby Mr. Beplate assigned and/or licensed to us all of his rights, title and interest in various technology, patents and patent applications.  This agreement is entirely separate from the original agreement referred to in the preceding paragraph.  The 1996 agreement and technology transfer were for the dual rotary isolation valve and any amendments to that patent.  This new agreement, effective April 1, 2003, reflects the technologies of hydrophobic and hydrophilic filtration used in a BVM setting, the rescission of the 5% royalty included in the original agreement on the Respaide technology, and the license of nano coatings on any filter configuration for environmental masks and any other application for US military use only.  Mr. Beplate was to receive a 1% royalty on the gross sales of any and all products utilizing this licensed technology.  During June 2004, Mr. Beplate assigned this 1% royalty to Applied, which was a separate company in which Mr. Beplate was a founding shareholder and former director (see also Item 12). During October

2005, pursuant to a revised agreement, our Board of Directors increased this royalty to 2.5% in anticipation of possible revenue leads to be generated by Applied. However, this agreement was terminated in June 2009 because the necessary conditions were not mutually established.

Our United States patents are as follows:

PATENT NO. /APP. NO.	DESCRIPTION	EXPIRATION OR ABANDONMENT DATE
5,575,279	Dual-filtered Rotary Iso. Valve for Resuscitation	12/15/2008
6,375,854	Combined Hydrophobic-hydrophilic Filter for Fluids (Smaller to Larger)	4/23/2023
6,689,278	Combined Hydrophobic-hydrophilic Filter for Fluids (Larger to Smaller)	4/23/2022
6,062,217	Portable Emergency Safety Resuscitator	6/16/2008
6,276,363	Portable Emergency Safety Resuscitator	8/21/2021
09/934,016	Medical Port for Emergency Safety Resuscitator	9/28/07

Our international patents are as follows:

PATENT NO./APP. NO.	COUNTRY	DESCRIPTION	EXPIRATION OR ABANDONMENT DATE
2,246,770	Canada	Dual-filtered Rotary Iso. Valve	12/31/2009
723311	Australia	Dual-filtered Rotary Iso. Valve	11/19/2008
69610644	Germany	Dual-filtered Rotary Iso. Valve	6/16/2009
0873151	U.K.	Dual-filtered Rotary Iso. Valve	12/31/2008

Need for any government approval of principal products or services

As discussed above, we decided to forego seeking FDA clearance for our NanoMask™ filters as a Class II medical device until such time as we develop the financial resources to do so. We terminated our application procedures in September 2007.

We have received FDA clearance for our RespAide CPR isolation mask and vapor isolation valve (disposable filter for BVM's) and the breathing circuit filters as Class II medical devices.  Compliance with the clearance of the devices requires that they be manufactured in a FDA approved manufacturing facility.  We have used Westmed, an approved facility, for the manufacture of the above products.

If adequate financial resources are available in the future, we expect to file an application (called an “FDA 510(k) application”) for acceptance as a Class II medical device for the new ELVIS product.  At this time, we do not intend to file a premarket notification or premarket approval process, but rather the 510(k) application.  If an FDA 510(k) application is filed, there is an evaluation process that may or may not result in clearance to market the device in the United States.  The FDA 510(k) application evaluation process requires the submission and review of detailed information, including but not limited to, product drawings, prototypes, claims and functions, laboratory testing, manufacturing processes, labeling, quality control and compliance with inspections, post-mark obligations, and import/export requirements.  At this time, we believe that no clinical trials will be required. However, additional information, including clinical trials, may be requested by the FDA once the FDA 510(k) application is submitted and reviewed. The Company does not intend to submit a new FDA 510(k) application in the immediate future.

Inasmuch as we use third-party manufacturers to produce our products, we are not required to register on an annual basis with the FDA to be listed as a manufacturer. In addition, since certain manufacturing processes have been performed by Westmed and Superstat, at their facilities in Tucson, Arizona and Rancho Dominquez, California, respectively, both Westmed and Superstat are also subject to FDA inspections.  The warehouse facility in Nogales, Mexico, which has been closed, was also registered with the FDA and was subject to FDA inspections.

Research and Development

Our research and development expenditures for the last three years were as follows:

- 2007 $3,061

- 2006 $63,289

- 2005 $26,150

These costs are prototype development costs associated with the new products such as materials, supplies, consulting fees, filing fees, etc.

Costs and effects of compliance with environmental laws

We are not aware of any cost or effect of compliance with environmental laws.

Employees

Currently, we are employing two full-time and two part-time employees.

ITEM 1A.   RISK FACTORS

Future government regulation may affect our ability to sell our products.

Our NanoMask™ products incorporate certain nanomaterials in its composition. The United States Environmental Protection Agency (EPA) recently announced its intention to regulate some nanomaterials pursuant to the federal Toxic Substances Control Act.  During the years 2006 through February 2010, we were in discussions with EPA officials to determine whether our products might be subject to such regulation, and if so, what kind of regulations would apply and what standards, tests or procedures we would be required to perform.  Therefore, we might have been required to perform additional testing or demonstrations to meet such EPA guidelines.  This potential additional regulation would have further delayed our ability to market our products or achieve our revenue objectives.

Because we have a limited operating history, one cannot evaluate our future potential based on our past performance.

We have had limited operations since our organization.  While the company has experienced a series of product failures during its relatively short history of operations, there is no extensive operating history to demonstrate our ability to conduct business. Therefore, the investment risk in our company is greater than with an established company.  Accordingly, one should not invest in our company if one cannot afford the loss of the entire investment.

We do not know if we will become profitable in the near future.

Since the date of inception we have incurred substantial losses.  Although we have indications of increased interest in our products from a number of domestic government sources, medical products distributors and other potential purchasers, this interest was primarily dependent on our having successfully completed our FDA application. In all events, while we pursue international sales, continued losses are invariably occurring until such time as we were to receive FDA approval. Therefore, we have re-directed all sales efforts to our new Class 1 medical products that are “green,” anti-microbial in nature to address specifically the hospital and clinic markets. We believe that by assuring low cost and profitable margins with high quality standards that we can generate a viable, growing company, but we do not know if our plans will succeed.

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

- Whether there is a perceived need for and acceptance of our products in the marketplace

- Whether competitors produce superior products

- Whether the cost of our product continues to be competitive in the marketplace.

Because we have limited experience, we may be unable to ascertain or reliably assess risks relating to the industry and therefore, we may not be able to successfully market and distribute our products.

We have limited experience in the marketing of medical products and may not be aware of all the customs, practices and competitors in that industry.  The consultants that we retain may not have had sufficient experience to enable us to completely understand the characteristics of the industry.  We do not know if we have properly ascertained or assessed any and all risks inherent in this industry.

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

There are a number of companies, universities and research organizations actively engaged in research and development of technology that may be similar to our processes or to those processes we have licensed.  Our competitors may have substantially greater assets, technical staffs, established market shares, and greater financial and operating resources than we do.  Therefore, we may be unable to successfully compete.

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

In the course of our due diligence preparing our fiscal 2006 year-end financial statements, we uncovered accounting irregularities that have required us to restate our quarterly reports for March, June and September 2006.  We have implemented changes to our internal controls and procedures to address the problems uncovered by our due diligence but our employee base is small. While our Chief Financial Officer is not employed full-time, the Company intends to add personnel concurrent as sales increase.  Nevertheless, there may be a higher risk of accounting problems going undetected.

Our business will depend on the protection of our patents and other intellectual property and may suffer if we are unable to adequately protect such intellectual property.

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

- Subsequently discovered prior technology;

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

Because our auditors have expressed in their report substantial doubt as to our ability to continue as a going concern opinion, our ability to obtain additional financing could be adversely affected.

Nano Mask, Inc. has incurred significant losses, which have resulted in an accumulated deficit of $19,914,217 at December 31, 2007.  In addition, current economic factors may have an adverse effect for the foreseeable future on the Company’s ability to raise additional capital and conduct its operations profitably. Because of these continued losses and our accumulated deficit under current economic conditions, we have included disclosure about uncertainty as to our ability to continue as a going concern in Note 9 to our financial statements included in this report.  This going concern uncertainty could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed.  Management cannot be certain of its ability to create additional revenues, obtain additional equity financing, or execute its long-term business plan.

A continuing recession in the U.S. and general downturn in the global economy could have an adverse impact on our business, operating results or financial position.

The U.S. economy has been in recession and there has been a general downturn in the global economy. A continuation or worsening of these conditions, including credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial position in a number of ways. We may experience difficulties in generating revenues and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and customers. We may incur increased costs or experience difficulty with the ability to borrow in the future or otherwise with financing our operating, investing or financing activities. Any of these potential problems could hinder our efforts to increase our sales and might, if severe and extensive enough, jeopardize our ability to operate.

ITEM 2. PROPERTIES

Through November, 2007, we occupied office and warehouse space located at 1111 Grier Drive, Suite B, Las Vegas, Nevada 89119, pursuant to a lease agreement that was prematurely terminated during November 2007 in an effort to reduce operating costs, as discussed above.   We do not expect to enter into a small corporate office lease until such time as we start to generate sales sufficient to cover a significant portion of our selling, general and administrative expenses.

We also were occupying a manufacturing/warehousing facility in Nogales, Mexico located at Calle Los Gavilanes, #28, Nogales, Sonora, Mexico, under a three year lease agreement.  The lease agreement was terminated on December 14, 2008.

The Company currently maintains mailbox services through a Reno, Nevada location.. Business is conducted with largely emails, telephone calls and web services. One meeting was conducted in person amongst its three employees during 2010.

ITEM 3.  LEGAL PROCEEDINGS

On July 5, 2007, the Company and Applied entered into an agreement to settle litigation commenced in July 2006 with NanoScale Corporation (Nanoscale). During 2007, the Company paid $75,000 of the settlement and the remaining amount was paid to the plaintiff on the Company’s behalf by Applied in exchange for various promissory notes executed by the Company.

On December 29, 2010, the Company received a complaint from Applied, filed in the District Court of Clark County in Nevada, Case No. A-10-631192-C, seeking collection of notes payable to Applied in the amount of $453,500, including accrued interest. On February 1, 2011, we countersued for breach of contract and claims related thereto. Our management believes that the value of its counterclaim will exceed the value of the claims asserted against the Company but cannot fully assess the outcome of the action at this time. Accordingly, management believes adequate provision has been made in the accompanying financial statements related to this complaint.

ITEM 4. RESERVED

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of June 24, 2011, we had approximately 2,300 shareholders.  We have not paid cash dividends on our common stock.  We anticipate that for the foreseeable future any earnings will be retained for use in our business, and no cash dividends will be paid on the common stock.  Declaration of common stock dividends will remain within the discretion of our Board of Directors and will depend upon our growth, profitability, financial condition and other relevant factors.

Our common stock has been quoted on the NASD'S OTC Bulletin Board (the "OTCBB") under the symbol "EMFP" until May 18, 2007, at which time, due to our failure to timely file our Annual Report on Form 10-KSB for the year ended December 31, 2006, we received a delisting notice from the NASD.  Our common stock is now quoted on the Pink Sheets under the symbol “NANM.PK” (formerly, “EMFP.PK”).  The following table sets forth, for the respective periods indicated, the prices of our common stock in the over the counter market as reported by the OTCBB/Pinksheets for the periods for which this report is being filed.  Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions.

Fiscal Year 2007	High Bid	Low Bid

Quarter ended 12/31/07	$ 0.29	$ 0.12
Quarter ended 9/30/07	$ 0.52	$ 0.22
Quarter ended 6/30/07	$ 0.54	$ 0.21
Quarter ended 3/31/07	$ 0.92	$ 0.48

Fiscal Year 2006	High Bid	Low Bid

Quarter ended 12/31/06	$ 1.01	$ 0.40
Quarter ended 9/30/06	$ 1.55	$ 0.81
Quarter ended 6/30/06	$ 2.13	$ 1.26
Quarter ended 3/31/06	$ 2.14	$ 0.65

Fiscal Year 2005	High Bid	Low Bid

Quarter ended 12/31/05	$ 1.14	$ 0.44
Quarter ended 9/30/05	$ 0.56	$ 0.31
Quarter ended 6/30/05	$ 0.58	$ 0.35
Quarter ended 3/31/05	$ 0.60	$ 0.32

ITEM 6. SELECTED FINANCIAL DATA

We are a “Smaller Reporting Company,” as defined under §229.10(f) (1) of Regulation S-K, and are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JUNE 30, 2011, SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR FISCAL 2007. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Overview

Our principal business is producing masks and filters for medical devices designed to reduce the possibility of transmission of contagious diseases.  To a lesser extent, we also have been a distributor of a blood clotting device for surgery, trauma and burn wound management.  However, due to our decision in late 2006 to seek FDA clearance for the NanoMask™ and filters as a Class II medical device (as previously discussed), we suspended all sales of this product.  In addition, since we have limited financial resources, we have elected to postpone any further development or significant marketing of our products, except for the Nano Silver Technology and Nano Zyme products until adequate resources are available.

Since inception, we have been involved primarily in the development of our technologies, and most recently, the marketing of the various technologies to a limited extent.  During this time, revenues have not been adequate to cover operating expenses. Accordingly, we have reported a loss in each of our years of existence.  To date, we have funded our operations primarily by way of a series of private equity placements.  As of the end of fiscal 2006, we had largely offset our accumulated deficit in this manner. We acquired the rights to a substantial portion of our intellectual property from our former president and chief executive officer (See Critical Accounting Policies and Estimates, below), which property includes title to the patent on a component of an emergency CPR assistance device, called a dual-filtered vapor isolation valve and the licensing rights to certain other technologies related to environmental masks.  Rights pertaining thereto include the right to maintain, sell and improve the devices, and to license those rights.

Based on an independent evaluation, however, we determined to record an impairment adjustment on our intellectual property, effective December 31, 2006, to an estimated net realizable value of $11,500, pursuant to the provisions of Statement of Financial Accounting Standard (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of September 30, 2007, the Company recorded a further impairment loss of $291,129 and $10,542, respectively, for all remaining property and equipment and intellectual property as a result of management’s decision to withdraw the Company’s FDA 510(K) application.

Results of Operations

Revenues:  During 2007, we reported a decrease in revenues of $752,319 or approximately 98% from revenues for 2006, primarily due to the decrease in NanoMask™ and NanoMask™ replacement filter sales during 2007 as compared to 2006.  We commenced production of the filters at the Company’s Henderson, Nevada facility during November 2005, which continued through the third quarter of 2006.

We marketed the NanoMask™ in fiscal 2005 and the first half of fiscal 2006 as a consumer product that did not require Federal Food and Drug Administration (FDA) clearance. In the third quarter of fiscal 2006, we decided to seek FDA clearance for this product as a Class II medical device.  The FDA application was submitted during September 2006. Following receipt of our initial premarket notification in 2006, FDA staff provided us with numerous requests for additional information relative to the safety and efficacy of the NanoMask™.  We submitted several related testing protocols for advance review and comment by FDA staff.  On March 27, 2007, one day prior to the due date for the entire responses, we submitted an incomplete response to the FDA’s request.  On April 10, 2007, we received a response from the FDA on this latest submission, that included additional requests for further information and testing (including efficacy, safety, and shelf-life), which we have been actively working on completing.  These additional requests required additional scientific testing, the completion of which we currently cannot predict as to the outcome or timing of completion.  An additional extension was requested for an additional six month period.  However, on September 28, 2007, just prior to the expiration of the six month extension, the FDA 510(k) application was withdrawn, since the requested information and testing had not yet been completed.

Revenues have also been generated in 2007 and 2006 (although considered insignificant based on total revenues for each year) in part from the sale of the emergency CPR assistance device.  Sales for this product decreased approximately 87% from 2006 to 2007, primarily due to the substantial decrease in orders from the U.S. military during 2007 as compared to 2006.  Government orders, historically, have been sporadic based upon the timing of their restocking requirements, although there are no guarantees as to when or if the government will continue to re-order any of the Company’s products. In addition to competition from other companies that may offer alternative products, governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the U.S. military. .

Additionally, we generated revenues in 2007 and 2006 related to Superstat, a modified collagen hemostat. Revenues from this product declined approximately 40% during 2007 as compared to 2006.  We have also elected to postpone any further development and significant marketing of this product at the present time.

Cost of Sales: During 2007, we reported a decrease in cost of sales of $1,667,636 or approximately 80% compared to 2006.  This decrease in cost of sales is not commensurate with the decrease in revenues as described above, due to a decrease in inventory write-down of only 75% from 2006 (see below). We recorded an inventory write-down of $1,506,212 for 2006, the majority of which relates to the finished filters, since management has substantial doubts as to whether the filter inventory has any future value, can currently be sold, or if the shelf-life of the nanoparticle technology has run to the point that the effectiveness has lapsed.

Costs as a percentage of sales (exclusive of the inventory write-downs recorded of $376,879 for 2007 and of $1,506,212 for 2006) were 292% and 76% for the years ended December 31, 2007 and 2006, respectively. The increase in cost of sales for 2006 is related to the maintenance in production costs and down-time, and additional shipping and customs charges as described above.  The increase in costs for 2007 is largely due to maintaining manufacturing overhead expenditures in Nogales, Mexico while the FDA application was being reviewed for approval. The significant components of our cost of sales include actual product cost, including outsourced manufacturing and packaging, overhead allocations including depreciation, salaries and wages, rent and utilities, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: General and administrative expenditures for 2007 as compared to 2006 decreased by $752,733, or approximately 25%, primarily due to reduced administrative costs, advertising, travel, professional fees, and insurance, resulting from the decrease in expected demand for our products.

We appointed a Director of Regulatory Compliance in June 2006 and a Chief Operating Officer in July 2006.  Both are under employment agreements initially for one year, which have been renewed for an additional year and are subject to additional renewals, with aggregate annual salaries of $186,808. Their services terminated with either their resignation or the lapsing of their contract term.

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

During 2006, we issued 92,785 shares of common stock to our directors valued at $0.97 per share for services rendered totaling $90,000. No shares of common stock were issued to directors in 2007. After production and sale of the products were suspended during late 2006, we have aggressively attempted to reduce operating expenses, and continue to search for other means of reducing operating costs. During 2007, options were granted to certain personnel at a compensation expense of $280,903, of which $59,792 was for director services.

Depreciation and Amortization: During 2007, we recorded depreciation expense and amortization of leasehold improvements of $67,432 compared to $10,313 for 2006.  In addition, we recorded amortization of patents and acquired technology of $958 for 2007 compared to $74,247 for 2006.  More significantly, however, we recorded an impairment write-down pursuant to SFAS 144 on the patents and acquired technology of $10,542 for 2007, based on management’s determination that the carrying value exceeded its net realizable value. We believe that the conditions necessitating this impairment adjustment occurred principally from our decision to withdraw our FDA application during the third quarter of 2007.

Research and Development Expense: Although not significant for the periods presented, we do not expect research and development costs to increase in the near future as we have decided to postpone any further development of additional pending products. If resources are available in the future, we intend to bring additional products to market, assuming those products are still viable at the time the resources are available. We have spent approximately $169,000 during 2005 and 2006 for additional molds required for one of our potential new products, ELVIS (Emergency Life-Support Ventilation and Intubation System), and approximately $21,000 for molds required for the smaller version of the NanoMask™.  The significant components of our research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Bad Debts:  During 2007, we recorded bad debt expense of $977 compared to $141,932 for 2006, due to the significant delays in collections on certain account receivable balances due to the suspension of sales by the domestic distributors pending FDA clearance.  We recorded an allowance for bad debts for any significant remaining receivables at December 31, 2006, as a result of our requests for the return of inventory from various distributors during 2007.  Because it was uncertain as to whether or not the returned inventory will be saleable, once returned, we are allowing for bad debts on the full amount with no adjustment for an estimated inventory value of expected returns.

Liquidity and Capital Resources

We have not been able, in the past, to generate sufficient net cash inflows from operations to sustain our business efforts as well as to accommodate our growth plans.  Cash used by our operating activities for the years ended December 31, 2007 and 2006 was funded primarily by the sale of common stock for cash and from the exercise of outstanding stock warrants.  During early 2007, however, we raised $150,000 through a private offering of common shares with our former President/CEO and an additional $1,100,000 through a private offering of common shares with an individual.  In addition, this same individual agreed to loan a total of $200,000 to the Company during July and August 2007, pursuant to two separate $100,000 unsecured promissory notes, each with a term of one year and interest at prime plus 2%.  During fiscal 2007, management and board members continued to discuss other alternative financing options, but no definitive proposals or agreements were reached. Accordingly, for these and other reasons, in their report on our 2007 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern.

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

In 2004, we adopted a stock option and award plan (the "Plan") under which options to acquire our common stock or bonus stock may be granted from time to time to employees, including officers and directors and/or subsidiaries.  As of December 31, 2006, 1,479,000 shares of our common stock were issued pursuant to the Plan for the services of various individuals.  The 1,479,000 shares issued during 2004 were recorded at the fair market value of the shares on the date of issuance which was $0.45 per share for a total of $665,550.  However, a total of $492,540 of this amount was originally recorded as deferred compensation for services to be rendered to us in the future, and $45,000 was capitalized to patent and acquired technology costs related to one of our developing products.  Amortization of $474,540 of the deferred compensation was recorded through December 31, 2006, leaving a remaining balance of deferred compensation of $18,000 at December 31, 2006.  The remaining $18,000 was amortized during 2007. As of December 31, 2007, there was no other deferred compensation.

At the filing date of this report, we do not believe that we currently have sufficient capital to sustain our business efforts for the next twelve months.  Accordingly, we will need to raise additional capital during early 2011 to sustain operations.  These funds will be required to sustain our development and marketing efforts to sell our Nano Silver Technology and Nano Zyme products. We will then need working capital to maintain our operations once the product sales are initiated. We are also working on minimizing operating expenses, to the extent possible, by reducing overhead costs, salaries, and other consulting and professional fees, in order to conserve our available cash pending sales of the new products mentioned above.

Consequently, our ability to continue as a going concern may be dependent upon the success of our new business plan which, as explained above, includes a) generating sales of the new products noted above, b) continuing efforts to increase our product sales internationally through our broad network of distributors, and c) obtaining additional equity or debt financing.  We do not know if such additional capital will be available or available on terms acceptable to us.  We do not know if we will sustain operations long enough to generate revenues, to obtain additional equity or debt financing or otherwise execute our long-term business plans.

Effect of Inflation and Interest Rates

At this time, we do not expect that either inflation or interest rate variations will be among the economic factors likely to have a material effect on our future operations. However, as discussed elsewhere in this report, general economic factors may likely have a significant effect on the demand for the Company’s products and its ability to raise funds to conduct it operations.

Critical Accounting Policies and Estimates

Except as follows, we do not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods.

Management reviews the carrying value of the Company’s inventories, property and equipment and technology assets annually based on its current marketing activities, plans and expectations, and the perceived effects of competitive and other market factors (i.e., lower of cost or market adjustments), such as declines in replacement value and obsolescence and impairment, to determine whether any write-downs should be taken or whether the estimated useful lives should be shortened.

Management further reviews the collectability of any outstanding receivables based upon historical collection history from each customer, the age of the receivables, and the customers wherewithal to pay the outstanding balance, and records estimated allowances for bad debts and sales returns sufficient to cover any potential losses to be incurred for non-collections.

Recent Accounting Pronouncements

While there have been FASB pronouncements made effective subsequent to the issuance of these financial statements, none would have required restatement of the financial statements herein nor have they had any significant effect on future financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the reporting period are set forth immediately following the signature page to this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

There were no disagreements with Piercy Bowler Taylor & Kern on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Piercy Bowler Taylor & Kern would have caused Piercy Bowler Taylor & Kern to make reference to the subject matter of such disagreements in connection with their reports on our 2007 or 2006 financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  Information as to our current and past directors and executive officers is presented below:

Name	Age	Position	Periods Held From and To
Edward Suydam	52	Chief Executive Officer	March, 2010 – Present
Michael J. Marx	66	Chief Financial Officer	December, 2009 - Present
Marc Kahn	55	Chief Medical Officer	June, 2009 – Present
Mark Cox	44	Director	February, 2010 – Present
Douglas K. Beplate	55	Former President, Director	July, 2000 – February, 2007
Philip Dascher	72	Former Chief Executive Officer	January, 2007 – December, 2008
Steve M. Hanni	42	Former Chief Financial Officer, Former Secretary and Former Treasurer	November, 2002 – November, 2008 November, 2005 – November, 2008
John Masenheimer	66	Former Chief Operating Officer	July, 2006 – December, 2008
Lynn Hayse	59	Former Director of Regulatory Compliance	June, 2006 – June, 2007
Thomas Glenndahl	63	Former Director	May, 2002 – April, 2008
Dr. Raymond C.L. Yuan	66	Former Director	December, 1997 – December, 2008
William Rueckert	57	Former Director	November, 2006 – October, 2008
David Bloom	60	Former Director	May, 2004 – October, 2008

The principal occupation and business experience for each of the current and past directors and executive officers are as follows:

Current

Edward J. Suydam was appointed as Chief Executive Officer (“CEO”) and president, effective March 1, 2010.  Mr. Suydam has been serving as the Company’s Chief Operations Officer (“COO”) since June 2009. Mr. Suydam has been a managing member of Buildex, LLC in New York since November 2007. Prior to that time, from May 1992 to November 2007, he was president of S & S Builders Corporation of New York.  Mr. Suydam’s professional career has been in construction and construction management.

Michael J. Marx was appointed as the Company’s Chief Financial Officer (“CFO”) in December 2009. Mr. Marx is the Chief Executive Officer of CPA Services Unlimited, P.C., a private accounting firm located in Peekskill, New York, a position he has held since 1985. Mr. Marx began his professional career at Peat, Marwick, Mitchell & Co., CPAs (now KPMG, LLC) from 1967 to 1972.  From 1972 to 1974, he was Supervisor of the Audit Department for AMAX, Inc. (NYSE).  From 1974 to 1975, he was Assistant Corporate Controller for Esterline Corp. (NYSE). He then joined EDO Corporation (NYSE) as Director of Auditing (1976 to 1981) and Director of Financial Management (1981 to 1984).  Mr. Marx received his B.S. from Lehigh University (1966) and his New York State CPA in 1972.

Dr. Marc L. Kahn has been a radiologist with the Clarkson Medical Group in Michigan since May 2007.  Prior to that time, from September 1994 to May 2007, he was a radiologist with Diagnostic Radiology Associates in Michigan.  Mr. Kahn earned a BA from Albion College (1977) and an MD from Wayne State Medical School (1981).  He did his residency in radiology at Sinai Hospital (1989) and a fellowship at Columbia Presbyterian

(1995).

Mark R. Cox was appointed as a Director in February, 2010. Mr. Cox is president and co-founder of AlvaMed LLC, a medical device consulting company, since November 2002. Prior to that, from November 2001 until November 2002, he was founder and president of Fast Product, a consulting company assisting with the development of new products and businesses. From January 1992 until November 2001, Mr. Cox served in several capacities at Arthur D. Little, Inc., including Senior Manager of Product Technology Practice (January 1992 – January 1998), Director

of Business Development for Epyx Corporation (now Nuvera) (January 1998 – January 1999), and Project Manager of the Arthur D. Little Technology Investment Board as well as Director of Arthur D. Little Enterprises from January 1999 – November 2001. Mr. Cox’s experience with new technology and technology companies includes technical evaluation, general business development and networking, selection of investment opportunities, market assessment, product development, intellectual property review and sales presentations. Mr. Cox earned a Bachelor of Engineering degree in Materials Science, Imperial College of Science and Technology, London 1987 and a Masters in Materials Engineering, Massachusetts Institute of Technology 1990.

Former

Douglas K. Beplate, former President and co-founder of the Company, was elected as President and elected to the Board of Directors in July, 2000.  Mr. Beplate resigned as President and Director, effective February 16, 2007.  Prior to his resignation, his responsibilities included product design, research and development, patent work and production.  Mr. Beplate is also a founder and former director of Applied Nanoscience, Inc. (Pink Sheets, APNN.PK), a technology company with which we have a license agreement.  Prior to his position with the Company, he was a consultant to various medical products firms from 1993 to 1996 where he was involved in research and development, and product design.  Mr. Beplate is also an experienced entrepreneur and business manager.  He was founder of Kinder Tot, Inc. (1990-1993).  He has directed and managed all aspects of a $10 million budget for a $100 million sporting goods company, Udicso, d.b.a. Sunset (1980-1986) including advertising, merchandising, promotions, markdowns, vendor relations and inventory control of 50 stores in six states.

Philip Dascher, Former CEO, was appointed as such on January 29, 2007.  Mr. Dascher has extensive experience managing and building companies. From 1996 to the present, Mr. Dascher has been managing his personal investment portfolio and working on consulting assignments for various companies.  From 1985 to 1996, Mr. Dascher founded two apparel companies, Pelle Leather, Ltd. and General Clothing Co., Ltd., with offices in New York, Dallas and Milan.  During his tenure, sales volumes reached $48 million, with sales to national retailers, department stores and specialty store chains in the United States and Italy.  Prior to that period, Mr. Dascher founded and sold three other apparel companies from 1972 to 1979.

Steve M. Hanni, Former CFO, was appointed as such and served on a part-time basis during November 2002 and was appointed Secretary/Treasurer in November 2005.  He has worked extensively with us over the past ten years as an outside auditor or financial consultant and currently devotes approximately 30-40% of his time with the Company. He is also currently a partner in the accounting firm of Stayner, Bates & Jensen, PC in Salt Lake City, Utah. He was formerly an audit partner with HJ & Associates, LLC from 1997 to 2001 where he served as the Company’s outside auditor.  He received his BA from Weber State University in 1993 and an MA in Accounting from Weber State University in 1994.  He has worked extensively with small public companies in numerous industries. Mr. Hanni is a founding shareholder of Applied Nanoscience, Inc. (deregistered in 2010), a technology company with which we have a license agreement. Mr. Hanni is also on the board of directors and serves as the Chair of the Audit Committee for Amerityre Corporation (NASDAQ: AMTY).  He is also acting CFO of Medizone International, Inc. (Bulletin Board: MZEI), a medical research company with limited activity at the present time.

John Masenheimer, Former Chief Operating Officer, was appointed as the COO during July 2006.  He joined us as a consultant in February, 2004.  Prior to joining us as a consultant, he worked for eight years as COO of Westmed, Inc., a manufacturer of respiratory disposable delivery devices.  In that capacity, he was able to improve productivity a minimum of 4% annually.  Prior to his tenure at Westmed, he worked for United Technologies from 1990-1995, and for General Electric from 1968-1990, where he held various management positions.

Lynn Hayse, Former Director of Regulatory Compliance, was appointed during June 2006.  He joined us as a consultant in September 2005. The previous 14 years (1992-2005) were spent as Quality Manager and later VP of Regulatory Affairs for Westmed, Inc. which manufactures a full range of both sterile and non sterile respiratory medical devices. From 1989 – 1991, he worked as senior Quality Engineer for the Keramont Group (MontEdison Corp.) in the development and production of ceramic formulations for electronic substrates and armor applications.   Prior to that, he was employed (1984 -1989) as Quality Manager for Unitronics/CEI, the primary automated assembly supplier of printed circuit boards (20,000/week) for IBM’s Tucson facility.  He spent 11 years (1973-1984) working for Durkee Industrial Foods, (Division of SCM Corp.) as a QC Analyst, Reliability Chemist, Quality Manager, and interim Director of Quality.  The industrial foods division operated multiple edible oil refineries that produced FDA regulated high end shortenings, hard butters, specialty coatings, emulsifiers, and agglomerated/encapsulated ingredients.  He graduated in 1973, with a BA in Zoology/Chemistry, from Olivet Nazarene University.

Thomas Glenndahl, Former Director, was appointed as a director in May 2002.  He was born in Sweden in 1946 and educated in the United States and Europe and resides in Waterloo, Belgium and Tiburon, California.  He graduated with a Masters degree of Business Administration in international marketing from Gothenburg School of Economics in 1970.  His professional experience includes:  Commercial Attache with the Swedish Chamber of Commerce in Paris, France (1970-1971); Investment Banker with Barkley Securities, London and England (1972-1974), US Director of Interstudy, San Francisco (1974-1977), CEO of Sitzmat, Inc., San Francisco (1977-1981), and; Founder of the ASPECT International Language Schools in San Francisco, CA (1982) which was sold to Sylvan Learning Systems in 1998.  Since 1998, Mr. Glenndahl has acted as an independent investor and consultant.  He currently serves as a Director of Harling Properties in Sweden, Aksu Pharmaceuticals in Turkey, Transnico International Group SA and Transnico Technologies Group SA in Belgium.  He is also a partner in the MVI Group in Scandinavia and Switzerland.  Mr. Glenndahl is a founding shareholder and director of Applied Nanoscience, Inc. (Pink Sheets, APNN.PK), a technology company with which we have a license agreement.

Dr. Raymond C.L. Yuan, Former Director, was elected to the Board in December, 1997.  Since 1993, Dr. Yuan has served as Managing Director of AsiaWorld Medical Technology Limited, an exclusive master distributor of advanced medical and healthcare products in South East Asia, including the People's Republic of China.  In addition, Dr. Yuan currently serves in the following positions:  President of the MedNet Group located in Hong Kong, a group of healthcare education and communications companies; Managing Director of Bio-health Consultancy Limited (Hong Kong), a consulting firm specializing in bio-health and biotechnology consulting to medical institutions; and Executive Director of Financial Resource International, Limited located in Hong Kong, an international investment banking firm.  Dr. Yuan graduated form the University of California, Berkeley in 1967 with a Bachelor of Science degree in Chemistry.  He subsequently received a Masters degree in Physical Chemistry from Columbia University in 1968 and a Ph.D. in Chemical Physics from Columbia University in 1972.  Dr. Yuan was also a National Health Institute Postdoctoral Fellow at Yale University in 1972 and a Rudolph J. Anderson Fellow at Yale University in 1974.  Dr. Yuan also received a Master of Business Administration degree from Stern School of Business Administration, New York University in 1983.

William Rueckert, Former Director, has been the managing member of Oyster Financial Partners, L.P., a hedge fund investing exclusively in domestic community banks. Since 1990, he is also the President of Rosow & Company, Inc. and International Golf Group, Inc., private companies with interests in resort, real estate development and project management. From 1988 to 1990, Mr. Rueckert served as Treasurer of Moore & Munger, Inc., a private holding company with interests in oil and gas, resort and real estate development. From 1981-1988, he was President, CEO and Chairman of the Board of Directors of United States Oil Company, Inc., a NASDAQ listed oil and gas exploration company. From 1978-1981, Mr. Rueckert served as Assistant to the Senior Credit Officer of Brown Brothers Harriman & Co. Since 2005, Mr. Rueckert has served as a director for Glycotex, Inc., a closely-held bio-pharmaceutical company based in Washington, D.C. He previously held director positions with Westport Bancorp, Inc., a public community bank located in Westport, Connecticut (1992-1996) and Hudson United Bancorp, Inc., a public regional bank located in Mahwah, New Jersey (1996-1999). He also has extensive experience as an officer and director of numerous non-profit and charitable organizations, including the Cleveland H. Dodge Foundation, Teachers College, Columbia University, and International House, a residence in New York City for 750 graduate students from over 100 countries.

David Bloom, Former Director, was elected to the Board in May 2004.  He is currently an independent business consultant.  From 2001-2006, Mr. Bloom was CEO and President of Le Gourmet Chef, a house-wares products company.  From 1999 to 2001, he was CEO and founder of Princeton Photo Network, an entity consolidating photography studios to reduce costs.  From 1994 to 1999, he was CEO and founder of Sneaker Stadium, a start up venture that expanded to 50 store locations.  From 1991 to 1994, Mr. Bloom was CEO and President of Record World, and successfully turned around the 80 store retailer of music products.  From October 1990 to March 1991, Mr. Bloom served as COO of Barnes & Noble bookstores, responsible for the small store division.  From 1974 to 1990, Mr. Bloom was employed by Herman’s World of Sporting Goods, as President and CEO from 1987 to 1990.  Mr. Bloom received a B.S.E. degree from the University of Michigan in 1971 and an M.B.A. from Harvard Business School in 1974.

Our current directors, Edward Suydam, Michael Marx and Marc Kahn, all serve as executive officers and, therefore, are not deemed to be independent. Director Mark Cox is not an officer or employee and, therefore, may be deemed independent.

All directors hold office until the next annual stockholders’ meeting or until death, resignations, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers serve at the will of the Board of

Directors.

There are no agreements or understandings for any of our officers or directors to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any person.

The board of directors met twice in person and four times via telephone during 2007. In addition, the executive committee of the board of directors met separately one time during fiscal 2007.

Committees of the Board of Directors

Our Board of Directors formed an Executive Committee on January 29, 2007, consisting of Mr. Philip Dascher, and two board members, William Rueckert and David Bloom.  The Executive Committee has been appointed to bring more direct board involvement and better communication throughout the Company.  The functions ordinarily performed by a Compensation Committee were among those assigned to the Executive Committee. The Executive Committee, along with its functioning as a Compensation Committee, was dissolved on December 26, 2008, concurrent with the resignation of our CEO, Philip Dascher.

We are not obligated to have an audit committee nor to comply with any requirements for its composition should it have one. Our Board of Directors established an Audit Committee on March 2, 2007, consisting of the two independent board members, William Rueckert and David Bloom.  Mr. Rueckert was appointed Chair of the Audit Committee and would qualify as a financial expert in accordance with SEC guidelines, if they were applicable to us. However, the Audit Committee was totally inactive since all of its members had resigned in late 2008 until it was re-activated and increased in scope to include compensation policy during early 2010. Michael J. Marx and Marc Kahn, neither of whom is independent of management, comprise the Audit and Compensation Committee.  The Board of Directors decides on the recommendations made by the Audit and Compensation Committee.

Code of Ethics

We have a Code of Ethics for our executive officers and key employees.  The Code of Ethics is posted on our website at www.nmihealth.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2007, the end of our last completed fiscal year for which this report is being filed):

					Long-	Term	Compensation
		Annual	Compensation		Awards		Payouts
Name and Principal Position	Year	Salary	Bonus ($)	Other Annual Compensation	Restricted Stock Awards	Options / SARS	LTIP Payout	All Other Compensation
Douglas Beplate	2007	$0 (1)	$0 (2)	$0	$0 (2)	$0	$0	$0
President	2006	$96,000 (1)	$0 (2)	$0	$18,000 (2)	$0	$0	$0
	2005	$102,000 (1)	$366,000 (2)	$0	$18,000 (2)	$0	$0	$0

Steve Hanni	2007	$80,000 (3)	$0 (4)	$0	$0	$0	$0	$0
CFO	2006	$70,000 (3)	$0 (4)	$0	$0	$0	$0	$0
	2005	$60,000 (3)	$43,000 (4)	$0	$0	$0	$0	$0

(1) In 2006, Mr. Beplate received $78,000 in cash and the remaining $18,000 was accrued.  Total remaining unpaid salary due to Mr. Beplate at December 31, 2006 totaled $18,000.

(2) In 2005, Mr. Beplate also received 415,909 shares issued at $.88 per share representing a bonus totaling $366,000, and 47,368 shares issued at $0.38 per share as a director’s fee totaling $18,000.  In 2006, Mr. Beplate received 18,557 shares issued at $0.97 per share as a director’s fee totaling $18,000.

(3) In 2005, Mr. Hanni received $15,000 in cash and $45,000 in the form of shares issued at $0.88 per share.  In

2006, Mr. Hanni received $41,667 in cash and the remaining $28,333 was accrued.  Total remaining unpaid salary due to Mr. Hanni at December 31, 2006 totaled $43,333. In 2007, Mr. Hanni received $95,000, leaving unpaid salary of $28,333 at December 31, 2007.

(4) In 2005, Mr. Hanni received 48,864 shares issued at $0.88 per share representing a bonus totaling $43,000.

Effective June 1, 2006 and July 1, 2006, respectively, we entered into one-year employment agreements with our Chief Operating Officer and our Director of Regulatory Compliance, subject to renewal, with annual salaries aggregating $186,808.

We had an oral agreement with Steve Hanni, Chief Financial Officer / Secretary / Treasurer, calling for salary payments of $80,000 per year for his part-time services.  Accrued payroll for Mr. Hanni totaled $43,333 as of December 31, 2006 and $28,333 at December 31, 2007.  We also had an oral agreement (through his resignation date) with Douglas Beplate, President, calling for salary payments of $96,000 per year.  Accrued payroll for Mr. Beplate totaled $18,237 as of December 31, 2006 and December 31, 2007.  Mr. Beplate resigned as President on February 16, 2007.  Any accrued amounts are non-interest bearing and subject to change only upon approval by the Board of Directors.

Effective January 29, 2007, we hired Philip Dascher as our Chief Executive Officer. Mr. Dascher will not receive any salary or benefits. As compensation for his services as CEO, Mr. Dascher has agreed to accept options to purchase up to 850,000 shares of our common stock at an exercise price of $0.76 per share, the closing price of our stock on the date Mr. Dascher accepted this appointment, exercisable for seven years from the date of grant.  100,000 options vested immediately, and an additional 150,000 options will vest after 90 days, subject to the approval by our Board of Directors of the completion of certain organizational and administrative tasks. Additional vesting would occur subject to the achievement of various strategic objectives, including the receipt of FDA approval for our NanoMask™ product and budget planning for fiscal 2008 and 2009. If Mr. Dascher resigned, all unvested shares would be cancelled.  Mr. Dascher resigned on December 26, 2008, resulting in the cancellation of 600,000 unvested shares. The excess estimated fair value of his services, if any, over the value of his share-based compensation will be recorded as contributed capital and additional compensation expense.

Compensation of Directors

Pursuant to a Board resolution on September 22, 2004, our Board approved the annual compensation to be $18,000 per director for services rendered as a member of the Board of Directors, payable in cash or an equivalent number of common shares calculated based upon the closing price of the shares on each anniversary date. In addition, directors are reimbursed for expenses incurred in connection with their services as directors. During 2006, 92,785 shares of common shares, valued at $0.38 per share, were issued to our directors for director services totaling $90,000. Effective September 1, 2007, all Directors orally agreed to forgo annual compensation.

Accordingly, during 2007 the Company issued no shares to its directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; ALSO, RELATED STOCKHOLDER MATTERS.

The following table sets forth as of June 24, 2011, the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 70,765,143 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.  Beneficial ownership numbers and calculation of % of class assume the exercise of any outstanding options and warrants and the corresponding increase in the number of outstanding shares.

Title of Class	Name and Address	Number of Shares	% of Class

Common	Josiah T. Austin 12626 Turkey Creek Road Pearce, AZ 85625	11,426,839	16.43%

Securities Ownership of Officers and Directors

Title of Class	Name and Title	Number of Shares	% of Class

Common	Edward Suydam Chief Executive Officer	6,635,201	9.09%
Common	Michael J Marx Chief Financial Officer	5,019,759	6.87%
Common	Marc Kahn Chief Medical Officer	8,838,723	12.10%
Common	Mark Cox Director	1,656,521	2.27%

	Total (4 persons)	22,150,204	30.33%

Disclosure Regarding the Company's Equity Compensation Plans

On September 15, 2004, we adopted a 2004 Stock Option and Award Plan (the "Plan") under which options to acquire our common stock or bonus stock may be granted from time to time to employees, including officers and directors and/or subsidiaries.  In addition, at the discretion of the board of directors or other administrator of the Plan, options to acquire common stock or bonus stock may from time to time be granted under the Plan to other individuals who contribute to our success but who are not employees.  A total of 2,500,000 shares of common stock may be subject to, or issued pursuant to, options or stock awards granted under the terms of the Plan.  The shares underlying the Plan were registered by us on a Registration Statement, Form S-8, filed with the Commission on September 29, 2004.

As of December 31, 2007, 1,479,000 shares of our common stock have been issued pursuant to the Plan for the services of various individuals.  The 1,479,000 shares (issued during 2004) were recorded at the fair market value of the shares on the date of issuance, which was $0.45 per share for a total of $665,550. As of December 31, 2006, $18,000 of this amount had been recorded as deferred compensation in the accompanying financial statements for services to be rendered to us in the future and $45,000 capitalized to patent and acquired technology costs related to one of our developing products. As of December 31, 2007, there was no deferred compensation and all capitalized patent and acquired technology costs had been written off.

The following table summarizes information about equity awards that are outstanding as of December 31, 2007:

	Number of Shares of	Number of Shares of
	Common stock to be	Weighted Average
	issued upon exercise	Exercise Price	Common Stock
	of Outstanding	of Outstanding	Available for Future
Plan Category	Options*	Options	Issuance
Equity compensation
plans approved by
security holders	0	n/a	0

Equity compensation
plans not approved by
security holders	0	n/a	1,021,000

Our Board of Directors has the sole authority to determine the terms of awards and other terms, conditions and restrictions of these non-plan options.  Any shares issued pursuant to these options shall be subject to resale restrictions as shall be in force at the time of issuance of the shares, including sales volume and timing of the sale.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following related party transactions occurred during the years ended December 31, 2007 and 2006 which are required to be disclosed pursuant to Item 404 of Regulation S-B.

Stock Issuances to Related Parties

During 2006, we issued 50,000 shares of common stock to an employee as a bonus totaling $48,500.

During November 2006, we issued 92,785 shares of common stock to our directors for past board service totaling $90,000.

Applied Nanoscience Inc.

As discussed above, we entered into a licensing agreement with Applied, a related company due to some common ownership, directors and employees, which includes a 2.5% royalty on the gross sales of any and all products utilizing the nano-coatings technology on any filter configuration for environmental masks and any other application for US military use only.  Royalties of $2,018 and $17,982 were paid and/or accrued pursuant to this agreement for the years ended December 31, 2007 and 2006, respectively.

We announced in July 2007 that we executed a letter of intent to merge with Applied, which was a publicly-held company (Pink Sheets, APNN.PK), in an all stock exchange transaction.  On July 14, 2008, the Company and Applied entered into a definitive merger agreement under which Applied agreed to acquire the Company by issuing approximately 36,586,287 shares of its common shares and 18,293,143 warrants for the purchase of additional common shares of the Company. The number of common shares and warrants differ from the original letter of intent due to the Company’s additional shares issued after the letter of intent was signed. A final merger agreement was to be subject to approval by shareholders of both companies.  On February 25, 2009, the merger agreement was terminated. During 2010, Applied was deregistered as a public company.

ITEM 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Information required by Item 9(c) of Schedule 14A

 1) Audit Fees - The aggregate fees billed or estimated and expected to be billed for professional services rendered by our registered public accounting firm, Piercy Bowler Taylor & Kern, Certified Public Accountants (“PBTK”), for the audits of our annual financial statements and review of our quarterly financial statements for fiscal years 2007 and 2006 were approximately $120,000 and $178,000, respectively.

 2) Audit-Related Fees – The aggregate fees billed for professional audit-related services rendered during fiscal years 2007 and 2006 by PBTK were approximately $0 and $2,075, respectively.

 3) Tax Fees - None

 4) All Other Fees - None

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS.  The following financial statements are included in this report:

 (a)(2) FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

None.

 (a)(3) EXHIBITS.  The following exhibits are included as part of this report:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nano Mask, Inc.

Reno, Nevada

We have audited the accompanying balance sheets of Nano Mask, Inc. (formerly, Emergency Filtration Products, Inc.) (the Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, its financial position as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9, the Company has incurred a series of net losses resulting in a working capital deficiency of $1,161,878 and a stockholders’ equity deficiency of $1,133,878 as of December 31, 2007, and its ability to pay its obligations when due and to continue operations is dependent upon its ability to develop and sell its products or obtain additional financing.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern, Certified Public Accountants

Las Vegas, Nevada

June 30, 2011

NANO MASK, INC. (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)
Balance Sheets December 31, 2007 and 2006

ASSETS
	2007	2006
CURRENT ASSETS
Cash	$ 19,768	$ 5,578
Accounts receivable, net of allowances for bad debts of $0 and $97,957, respectively and for sales returns of $61,201 in 2006	318	3,077
Inventory		349,555
Prepaid expenses and other	62,304	48,197

	82,390	406.407

PROPERTY AND EQUIPMENT, net of accumulated depreciation
and amortization of $ 0 and $291,057	28,000	386,561

OTHER ASSETS
Patents and acquired technology, net of accumulated amortization and impairment adjustment of $1,103,287 in 2006		11,500
Deposits and other		28,810

		40,310

	$ 110,390	$ 833,278

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 356,547	$ 375,278
Accrued expenses	261,749	381,775
Litigation settlement		300,000
Notes payable	625,972	26,408

	1,244,268	1,083,461

STOCKHOLDERS' EQUITY DEFICIENCY
Common stock, $.001 par, 100,000,000 and 50,000,000 shares authorized,
45,118,911 and 42,684,636 shares issued and outstanding	45,119	42,685
Additional paid-in capital	18,735,220	17,206,751
Deferred compensation		(588,000)
Deficit	(19,914,217)	(16,911,619)

	(1,133,878)	(250,183)

	$ 110,390	$ 833,278

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)
Statements of Operations For the years ended December 31, 2007 and 2006

	2007	2006

SALES, net of returns	$ 14,671	$ 766,990

COSTS AND EXPENSES
Cost of sales	42,773	581,075
Inventory write-down	376,879	1,506,212
Impairment loss adjustments	301,671	811,623
Research and development	3,061	63,289
Litigation settlement		300,000
Loss on lease termination		8,744
Selling, general and administrative	2,275,906	3,028,639

	3,000,290	6,299,582

LOSS FROM OPERATIONS	(2,985,619)	(5,532,592)

OTHER INCOME (EXPENSE)
Interest expense	(17,297)	(3,552)
Interest income	318	15,235

	(16,979)	11,683

NET LOSS	$ (3,002,598)	$ (5,520,909)

BASIC LOSS PER SHARE	$ (0.07)	$ (0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	44,792,118	41,170,429

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.)
Statements of Stockholders' Equity (Deficiency)
For the Years Ended December 31, 2007 and 2006
						Total
	Common Stock		Additional	Deferred		Stockholders'
	Shares	Dollars	paid in capital	Compensation	Deficit	Equity (Deficiency)
Balances, January 1, 2006	39,241,988	$ 39,242	$ 13,450,194	$ (42,000)	$(11,390,710)	$ 2,056,726
Common stock issued in exercise of warrants at $0.25 per share	315,000	315	77,185	-	-	77,500
Common stock issued in lieu of debt payments and for services rendered valued at $0.39 to $.47 per share	200,000	200	85,800	-	-	86,000
Common stock issued for cash at $1.09 per share	1,834,863	1,835	1,998,165	-	-	2,000,000
Common stock issued for services rendered and to be rendered at $1.52 per share	750,000	750	1,139,250	(570,000)	-	570,000
Common stock issued for services rendered at prices ranging from $.97 to $1.59 per share	342,785	343	456,157	-	-	456,500
Amortization of deferred compensation	-	-	-	24,000		24,000
Net loss	-	-	-	-	(5,520,909)	(5,520,909)

Balances, December 31, 2006	42,684,636	42,685	17,206,751	(588,000)	(16,911,619)	(250,183)
Common stock issued for cash at $0.5135 per share	2,434,275	2,434	1,247,566	-	-	1,250,000
Issuance of stock options to key officer			161,320			161,320
Issuance of options for services rendered			119,583			119,583
Amortization of deferred compensation	-	-	-	588,000	-	588,000
Net loss	-	-	-	-	(3,002,598)	(3,002,598)
Balances, December 31, 2007	45,118,911	$ 45,119	$ 18,735,220	$ -	$(19,914,217)	$ (1,133,878)

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)
Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (3,002,598)	$ (5,520,909)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	67,432	10,313
Amortization of patent costs Loss on lease termination	958	74,247 8,744
Impairment adjustments	301,671	811,623
Bad debts	977	141,932
Inventory write-down	376,879	1,506,212
Valuation of options granted for services rendered	280,903
Common stock issued for services rendered	588,000	1,054,417
Changes in operating assets and liabilities:
Accounts receivable	1,782	273,579
Prepaid expenses and other	(14,107)	138,531
Inventory	(27,324)	(1,565,782)
Deposits	28,810	(25,348)
Accounts payable	(18,731)	266,824
Accrued expenses	(70,026)	52,983
Litigation settlement	(300,000)	300,000

Net cash used in operating activities	(1,785,374)	(2,472,634)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment		(175,262)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash, including through the exercise
of warrants	1,250,000	2,077,500
Advances from officers		158,000
Repayment of officer advances	(50,000)
Issuance of notes payable	667,332
Payments on notes payable	(67,768)	(49,538)

Net cash provided by financing activities	1,799,564	2,185,962

NET INCREASE (DECREASE) IN CASH	14,190	(461,934)

CASH , BEGINNING OF YEAR	5,578	467,512

CASH , END OF YEAR	$ 19,768	$ 5,578

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)
Statements of Cash Flows (Continued)
For the Years Ended December 31, 2007 and 2006

	2007	2006

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$ 2,507	$ 3,552

Non-cash investing and financing activities
Common stock issued for future services		$ 570,000
Common stock issued to reduce accounts payable		$ 82,083
Deferred costs financed with debt		$ 55,253

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2007 and 2006

NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Nano Mask, Inc. (formerly, Emergency Filtration Products, Inc.) (“Company”) is a materials-technology development company focused on health and wellness-related markets. The Company is evolving from a specialty filter products Company that developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems into a Company that plans to provide a proprietary line of antibacterial and antimicrobial products for the hospital, clinic and health industry (Note 9, Going concern uncertainty).

Significant accounting policies

Inventory

The Company carries inventory (Note 3) at the lower of cost (determined on a first-in, first-out basis) or market.

Patents and acquired technology costs

Amortization was provided over an estimated economic useful life. Management reviews the carrying value and the estimated life of these assets annually for evidence of impending obsolescence or other impairment and considers, based on current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence, whether any write-downs should be taken or whether the estimated useful lives should be shortened (Note 2).

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

Loss per share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.  No diluted loss per share is presented since the effect of inclusion of common stock equivalents would be anti-dilutive due to losses.  Common stock equivalents not considered for a computation of diluted loss per share consist of 55,243 stock warrants for 2006, (without consideration of the number of shares re-purchasable with the proceeds of exercise under the “treasury stock method”). There were no warrants issued during 2007.

Revenue recognition and sales returns

The Company recognizes revenue for its products generally when the product is shipped and title passes to the buyer. The Company provides an allowance for sales returns based upon estimated and known returns.  For recording of inventory returns, see Note 3.

Legal defense costs

The Company does not include estimated future legal and related defense costs in accruable loss contingencies but rather records such costs as expense of the period when the related services are provided.

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2007 and 2006

NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies (Continued)

Stock-based compensation

Restricted stock units are valued at the Company’s stock price on the date of grant and amortized through expense over the requisite service period on a straight-line method. The Company uses the Black-Scholes option- pricing method to establish the fair value of share-based option awards. The Company’s determination of fair value of share-based option awards on the date of grant using an option-pricing model is affected by the following assumptions regarding complex and subjective variables. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

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

The following assumptions were used to estimate the fair value of stock options:

For the Fiscal Year Ended
	2007	2006

Expected dividend yield	-	-
Risk-free interest rate	4.57 – 4.81%	-%
Expected term (in years)	7-10 years	-
Expected volatility	96.24 – 101.47%	-%

Reclassifications

Certain minor reclassifications to prior year amounts have been made to conform to the current year’s presentation.

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2007 and 2006

NOTE 2   PATENTS AND ACQUIRED TECHNOLOGY

In prior years, the Company acquired rights, from its former President, to certain intellectual property, including title to the patent on a component of an emergency CPR assistance device called a dual filtered rotary isolation valve.  The Company’s former President also assigned or licensed to the Company certain rights, title and interest in various other technologies, patents and patent applications, including the license of nano-coatings on any filter configuration for environmental masks and any other application for US military use only.

As part of the agreement, the former President was originally to receive a 1% royalty on the gross sales of any and all products utilizing the technology, pursuant to the licensing agreement.  During June 2004, the former President assigned this 1% royalty to Applied Nanoscience, Inc. (“Applied”), a separate company, that the former President was also a founding shareholder and director and which had certain other common directors, officers and shareholders. In October 2005, pursuant to a revised agreement, the Board of Directors increased this royalty to 2.5% in anticipation of possible revenue leads generated by Applied. The patents of the nanoparticle technology were licensed by Applied to the Company until July 14, 2009 (Notes 5 and 9, Litigation).

Royalties of $2,018 and $17,982 were paid and/or accrued pursuant to this agreement for the years ended December 31, 2007 and 2006, respectively.

Also in a prior year, the Company acquired technology rights to a portable emergency safety resuscitator, called a BVM Bag, from an unrelated party. In the event the Company is sold or merged with another entity, the assignor shall receive additional consideration of 50,000 shares of restricted common stock or participate as a member of the negotiating team concerning the sale or merger for the purpose of negotiating a royalty on the patent, not to be less than 2.5% of gross sales of the patented product.

In 2006, the Company recorded an impairment adjustment on the capitalized patents and acquired technology totaling $811,623 based, in part, on an evaluation of the Company’s intellectual property performed by an independent valuation specialist, which resulted in an estimated fair value determination of $11,500 as of December 31, 2006.  Management believes that this impairment occurred primarily during the fourth quarter of 2006, concurrent with the suspension of the Company’s product sales utilizing the technology rights previously capitalized. A further impairment loss of $10,542 was recognized in September, 2007 in recognition that the FDA 510(k) application withdrawal at the time removed any reasonable probability of realization of the value previously assigned to the intellectual property and acquired technology rights.

NOTE 3:  INVENTORY

Because of potential shelf-life issues on the NanoMask™ filters and our withdrawal of the pending FDA application of the NanoMask™ and NanoMask™ filters, the Company recorded lower of cost or market write-downs to inventory of $376,879 and $1,506,212 in 2007 and 2006, respectively because management considered its realization through future sales to be in doubt in substantial part because the shelf-life of the nanoparticle technology had run to the point that its effectiveness has lapsed.

NOTE 4:  PROPERTY AND EQUIPMENT

At December 31, 2007, the net realizable value of all property and equipment was viewed by management as impaired, in recognition of the FDA 510(k) application withdrawal. Accordingly, an impairment loss of $291,129 was recognized in September, 2007, thereby leaving a residual salvage value of $28,000.

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2007 and 2006

NOTE 5: NOTES PAYABLE

During 2007, the Company borrowed $667,332 from various vendors and a major stockholder. All of the notes are payable in one year and bear annual interest at 6% or the prime rate, plus 2%.  Interest expense for the year totaled $17,297, of which $8,125 was to related parties.  The balance at December 31, 2007 was $625,972 of which $382,140 consisted of loans from Applied (Note 9, Litigation), Furthermore, $200,000 represents a loan from a major stockholder and $30,000 from two directors of the Company.

NOTE 6:   STOCK OPTIONS AND WARRANTS

In 2004, the Company adopted a formal stock option and award plan (the "Plan") under which options to acquire the Company’s common stock or bonus stock may be granted from time to time to employees, including officers and directors.  In addition, at the discretion of the board of directors or other administrator of the Plan, options to acquire common stock or bonus stock may from time to time be granted under the Plan to other individuals who may contribute to the Company’s success but who are not employees.  A total of 2,500,000 shares of common stock may be subject to, or issued pursuant to, options or stock awards granted under the terms of the Plan.

The Company issued 1,479,000 shares pursuant to the Plan prior to 2005, which were recorded at the quoted market value of the shares on the date of issuance ($0.45 per share or a total of $665,550).  Of this amount, $24,000 and $18,000 was amortized and charged to compensation expense during 2007 and 2006, respectively.  No options were awarded under the Plan subsequent to 2004.

On various occasions, the Company has granted warrants to purchase common stock in conjunction with certain stock issuances for cash.  A summary of the status of the Company’s stock warrants as of December 31, 2007 and 2006, and changes during the years then ended, are presented below:

	Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2006	341,250	$.42	-
Exercised	(315,000)	$.41	-
Expired	(26,250)	$.50	-
Outstanding, December 31, 2006 and December 31, 2007	___-___	__-__	___-___

No stock-based compensation expense was recognized for 2006. Effective January 29, 2007, the Company hired Philip Dascher as its Chief Executive Officer.  As compensation for his services as CEO, Mr. Dascher agreed to accept options to purchase up to 850,000 shares of the Company’s common stock at an exercise price of $0.76 per share, the closing price of the Company’s stock on the date Mr. Dascher accepted his appointment, exercisable for seven years from the date of grant.  100,000 options vested immediately, and an additional 150,000 options vested on May 1, 2007, at the completion of certain organizational and administrative tasks, including the presentation to the Board of one year and three year budget plans.  Additional vesting would be subject to the achievement of various strategic objectives, including the receipt of FDA approval for the Company’s NanoMask™ product and budget planning for fiscal 2008 and 2009.  As a result, compensation expense of $161,320 was recorded for the year ended December 31, 2007, under the Black-Scholes option pricing model, for the 250,000 options that were fully vested.

In April 2007, the Company granted 100,000 common stock options, each, to the Company’s Chief Operating Officer and Director of Regulatory Compliance, with an exercise price of $0.48 per option, exercisable until April 5, 2010. The Company also granted 50,000 common stock options, each, to the Company’s four directors with an exercise price of $0.48 per option, also exercisable until April 5, 2010. All of the above options have expired except the 250,000 shares granted to Mr. Philip Dascher which expire in 2014.

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2007 and 2006

NOTE 6:   STOCK OPTIONS AND WARRANTS (continued)

Further, the Company granted, during July 2007, an additional 25,000 common stock options, each, to two separate consultants for services rendered related to the FDA 510(k) application process. These options are exercisable at $0.31 per share for three years from the grant date.  These options vest, however, upon receipt by the Company of FDA clearance of its NanoMask™ products. Since the condition of FDA approval never occurred during the three year period, such options lapsed in July, 2010.

A summary of the status of our outstanding stock options at December 31, 2007 and December 31, 2006 and the related changes during the periods then ended is presented below:

	December 31, 2007		December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	-	$ -	-	$ -
Granted	1,300,000	$.66	-	$ -
Expired/Cancelled	-	-	-	$ -
Exercised	-	-	-	$ -
Outstanding end of period	1,300,000	$.66	-	$ -
Exercisable	650,000	$.59	-	$ -

The following table summarizes the range of outstanding and exercisable options as of December 31, 2007:

		Outstanding		Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Expiration Date	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$.76	250,000	1/24/14	$.76	250,000	$.76
$.76	600,000	1/24/14	$.76	-	-
$.48	400,000	4/5/10	$.48	400,000	$.48
$.31	50,000	7/24/10	$.31	-	-

NOTE 7:  OTHER STOCK TRANSACTIONS

In February and March 2007, the Company issued 2,434,275 shares of common stock in a private placement at $.5135 per share for a total of $1,250,000, without identifiable offering costs.

In 2006, the Company issued 315,000 shares of common stock through the exercise of common stock warrants at $0.25 per share (based upon the quoted market price of the shares on the date that the shares were approved to be issued), for total proceeds of $77,500.

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2007 and 2006

NOTE 7:   OTHER STOCK TRANSACTIONS (continued)

Also in 2006, the Company issued a total of 450,000 shares of common stock to four separate consultants for unpaid consulting fees totaling $452,500, at prices ranging from $0.39 to $1.59 per share, based upon the quoted market price of the shares on the date that the shares were approved to be issued.

In April 2006, the Company issued 1,834,863 shares of its common stock in a private placement at $1.09 per share in cash for a total of $2,000,000, without any identifiable offering costs.

In July 2006, the Company issued a total of 750,000 shares of common stock to various consultants in connection with marketing, investor relations, legal, and other consulting services to be rendered.  The 750,000 shares of common stock represent, in the aggregate, payment of $1,140,000, valued at $1.52 per share, the closing market price of the Company’s common stock on the date that the consulting agreements were entered into.  The consulting agreements are each for a one-year term, the shares will vest in equal increments, and the consulting expense will be recognized over the same period. $570,000 was recognized as an expense in each of the years 2006 and 2007 and similar amounts have been added to stockholders’ equity.

In November 2006, the Company issued 92,785 shares of its common stock to its directors for past board service totaling $90,000, valued at $0.97 per share, based upon the quoted market price of the shares on the date that the shares were approved to be issued.

See also Note 11.

NOTE 8:  INCOME TAX

At December 31, 2007, the Company had net operating loss carry-forwards of approximately $12,325,167 that may be offset against future taxable income.  These operating loss carry-forwards expire in the years 2011 through 2027.  However, the Company may be limited in its ability to fully utilize its net operating loss carry-forwards and realize any benefits in the event of certain ownership changes described in Internal Revenue Code Section 382.

No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carry-forwards that would result in a deferred tax asset of $4,190,557 is effectively offset by a 100% valuation allowance primarily because of significant uncertainty as to the Company’s ability to continue as a going concern (Note 9). Details of the reason there is no income tax benefit such as would ordinarily be computed at federal statutory rates of approximately 34% are as follows:

	2007	2006
Income tax benefit at statutory rate	$ 1,020,883	$ 1,877,109
Differences in amortization of patent and acquired technology costs, including impairment write-down’s	29,973	(294,369)
Depreciation and disposal of assets differences	(3,508)	16,478
Write-offs of prior year bad debt provisions	54,114	(48,257)
Non-deductible accruals		(9,067)
Non-deductible expenses from common stock issued or options granted for services rendered	(295,427)	(349,010)
	806,035	1,192,884
Change in valuation allowance	(806,035)	(1,192,884)
	$ -	$ -

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2007 and 2006

NOTE 8:   INCOME TAX (continued)

Deferred tax assets (liabilities) are comprised of the following at December 31, 2007:

Operating loss carry forwards	$ 4,190,557
Less valuation allowance	(4,190,557)

Net deferred tax assets	$ -

NOTE 9: COMMITMENTS AND CONTINGENCIES

Going concern.  The Company’s financial statements are prepared using accounting principles generally applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at December 31, 2007.  Beginning in the third quarter of 2008, the United States has been experiencing a severe and widespread recession accompanied by, among other things, instability in the financial markets and reduced credit availability, and is also engaged in war, all of which are likely to continue to have far reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related risks and uncertainties on the Company's ability to obtain financing, success in its marketing efforts and ultimately, profitable operations and positive cash flows, cannot be estimated at this time. Consequently, the Company’s ability to continue as a going concern will be dependent upon economic developments and the success of management's plans as set forth below, which cannot be assured.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

During early 2007, the Company raised $1,250,000 through a private sale of common shares, $150,000 from its former President/CEO and an additional $1,100,000 from a significant shareholder.  In addition, this same significant shareholder agreed to loan a total of $200,000 to the Company during July and August 2007, pursuant to two separate $100,000 unsecured promissory notes, each with a one-year term and interest at prime plus 2%.  Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached. No notes have been extended, but in June, 2009, notes in the principal amount of $225,000, plus accrued interest of $36,059, were converted into 1,867,668 common shares.

The foregoing notwithstanding, management does not believe the Company currently has sufficient capital to sustain its planned business activities for the next twelve months following the issuance of these financial statements. Accordingly, while management has been successful generating sufficient funds to sustain operations, there is no assurance that they will continue to do so. Sales of its products have begun and it is anticipated that this will increase. Nevertheless, the Company will seek additional capital to sustain its operations, either through additional private placements of common stock or loans, possibly unsecured, until such time as its operations are self-sustaining.  These funds will be required to continue the Company’s efforts to generate sales of its products and to provide sufficient working capital to meet the expected sales demand.

Litigation.  On July 27, 2006, a complaint was filed against the Company, its former President, and Applied.  On July 5, 2007, the Company and Applied reached a litigation settlement agreement with the plaintiff, for payments of $300,000 each by the Company and Applied.  The Company has recorded a litigation settlement accrual for its shares of the settlement as of December 31, 2006.  During 2007, the Company paid $75,000 of the settlement and the remaining amount was  paid to the plaintiff on the Company’s behalf by Applied in exchange for various promissory notes executed by the Company.

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2007 and 2006

NOTE 9: COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

On December 29, 2010, the Company received a complaint from Applied seeking collection of the as yet unpaid notes payable to Applied in the amount of $453,500, plus interest and litigation expenses. On February 1, 2011, the Company countersued for breach of contract and related claims. The Company believes that the value of its counterclaim will exceed the value of the claims asserted against it.

Lease commitments.

Rent expense for all operating leases was $255,275 and $163,009 for 2007 and 2006, respectively. Rent expense of $58,628 was recognized in the year ended December 31, 2008 and thereafter the Company no longer maintained any non-cancellable operating leases. During 2006, the Company recorded a loss on lease abandonment of $8,744 as a result of a prior lease agreement for office and warehouse space.

NOTE 10:   OTHER RELATED PARTY TRANSACTIONS

Accrued expenses at December 31, 2007 include accrued wages ($110,205) and advances ($108,000) due to various officers and employees. Amounts are non-interest bearing, unsecured and due on demand.

Amounts payable to related parties is summarized as follows:

Balance, January 1, 2006	$ 21,737
Unpaid 2006 wages	84,334
2006 advances	158,000
Balance, December 31, 2006	264,071
Payments	(145,000)
Unpaid 2007 Wages	99,134
2007 advances	-

Balance, December 31, 2007	$ 218,205

In addition to the related party matters discussed in Note 5, the Company has recorded royalties to Applied totaling $2,018 and $17,982 for the years ended December 31, 2007 and 2006, respectively, pursuant to the royalty agreement described in Note 2.

NOTE 11:  SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the Company paid vendors or vendors accepted common stock whereby the consideration accepted amounted to less than the debt outstanding prior to settlement or conversion into common stock. This has generated debt extinguishment in trade and other payables of approximately $391,151.

A private placement for 2,746,624 common shares was completed in June, 2008 amounting to $270,335.

On April 28, 2009 the Company announced that a majority of its shareholders had voted to change the Company’s name from Emergency Filtration Products, Inc. to Nano Mask, Inc.

In June, 2009, two unrelated note-holders agreed to convert their notes and accrued interest, totaling $255,673, into 1,826,237 units of common shares and warrants to purchase common shares at an exercise price of $.50 per share exercisable until June 17, 2011. In addition, another non-affiliate agreed to convert his note of $5,386 into 41,431 common shares at $.13 per share.

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2007 and 2006

NOTE 11:  SUBSEQUENT EVENTS (Continued)

Also in June 2009, the Company issued 2,594,597 units of common shares and warrants to purchase common shares at $.50 per share, exercisable for two years, for total proceeds of $464,000, settlement of $39,919 in expenses incurred by three key officers and conversion of a $15,000 loan made by a key officer.

Finally, the Company has received $87,500 in cash advances from two executive officers during 2010 and $58,500 in 2011. In July, 2010, an executive officer converted his note of $10,000 into 196,078 common shares. In addition, a significant shareholder has loaned the company $25,000 with an interest rate of prime, plus 2%, payable in six months from February 22, 2011. Moreover, in 2011 the Board of Directors authorized the conversion of $67,500 in loans from one of its executives into 1,937,907 common shares at an average $.035 per share.

The following table summarizes the issuance of common shares and their related amounts for cash proceeds from private placements, compensation and expense reimbursements and note payable conversions to common shares:

	Cash Proceeds		Compensation and Expense Reimbursements		Conversions from Loans Payable
Year ended December 31,	Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
2008	2,746,624	$270,335	-	$ -	-	$ -

2009	2,320,000	$464,000	1,543,333	$400,079	1,942,668	$276,059

2010	-	$ -	4,041,315	$264,618	196,078	$ 10,000

2011	-	$ -	10,918,307	$258,270	1,937,907	$ 67,500