Form 10-Q
period 2008-03-30
Nano Mask, Inc.
filed 2011-08-02
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

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

At July 29, 2011, there were outstanding 72,193,713 shares of the Registrant's Common Stock, $.001 par value.

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT AUGUST 1, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL

PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Balance Sheets
	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 3,826	$ 19,768
Accounts receivable, net		318
Prepaid expenses and other	42,956	62,304
	46,782	82,390

EQUIPMENT HELD FOR SALE	28,000	28,000

	$ 74,782	$ 110,390

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$ 426,802	$ 356,547
Accrued expenses	332,552	261,749
Notes payable	665,972	625,972
	1,425,326	1,244,268

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, 50,000,000 shares authorized of $0.001 par value, 45,118,911 shares issued and outstanding	45,119	45,119
Additional paid-in capital	18,735,220	18,735,220
Deficit	(20,130,883)	(19,914,217)
	(1,350,544)	(1,133,878)

	$ 74,782	$ 110,390

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Operations For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

	2008	2007

NET SALES	$ -	$ 4,790

COSTS AND EXPENSES
Cost of sales	-	2,626
Research and development	1,702	4,427
Selling, general and administrative	203,567	978,230
	205,269	985,283

LOSS FROM OPERATIONS	(205,269)	(980,493)

OTHER INCOME (EXPENSE)
Interest income		318
Interest expense	(11,397)	(1,350)

	(11,397)	(1,032)

NET LOSS	$ (216,666)	$ (981,525)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	45,118,911	43,793,584

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Cash Flows For the Three Months Ended March 31, 2008 and 2007 (Unaudited)
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (216,666)	$ (981,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	23,539
Amortization of patent costs	-	319
Bad debts	-	977
Stock option valuation	-	64,528
Common stock issued for services	-	291,000
Changes in operating assets and liabilities:
Accounts receivable	318	1,010
Prepaid expenses and other	19,348	(6,371)
Inventory	-	(24,324)
Deposits	-	3,462
Accounts payable	70,255	(13,025)
Accrued expenses	70,803	(118,978)
Net Cash Used In Operating Activities	(55,942)	(759,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash, including through the exercise
of warrants	-	1,250,000
Proceeds from issuance of short-term notes payable	40,000
Payments on notes payable	-	(15,804)

Net Cash Provided By Financing Activities	40,000	1,234,196

NET INCREASE (DECREASE) IN CASH	(15,942)	474,808

CASH AT BEGINNING OF PERIOD	19,768	5,578

CASH AT END OF PERIOD	$ 3,826	$ 480,386

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited)

March 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-X. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007, from which the balance sheet information at that date is derived and reference is made thereto elsewhere in this report.  These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – LOSS PER SHARE

Following is information relative to the computation of basic loss per share for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended
	March 31,
	2008	2007
	(Unaudited)

Net loss	$ (216,666)	$ (981,525)

Weighted-average shares outstanding	45,118,911	43,793,584

Basic loss per share	$ (0.01)	$ (0.02)

Weighted-average shares issuable upon the exercise of outstanding stock warrants and options were not included in the foregoing calculations at March 31, 2008 and 2007, because in loss periods, to do so would be anti-dilutive.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   The Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at March 31, 2008, and the Company has a substantial working capital deficiency at March 31, 2008.

During 2007, the Company raised $1,250,000 through a private sale of common shares to its former President/CEO ($150,000) and to a significant shareholder ($1,100,000).  In addition, this same significant shareholder loaned a total of $200,000 to the Company during July and August 2007, pursuant to two separate $100,000 unsecured promissory notes, each with a one-year term and interest at prime plus 2%. Additional unsecured loans have been received by the Company during 2008 totaling approximately $60,000, which have been used to fund the continued operations of the Company.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited)

March 31, 2008

NOTE 3 – GOING CONCERN (Continued)

During the three months ended June 30, 2008, an additional $270,335 has been received from the issuance of a total of 2,746,624 shares of common stock to various investors.  Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

Nevertheless, the Company currently does not have sufficient working capital to sustain its planned business activities for the next year.  Accordingly, management believes the Company will need to raise additional capital in the near future to sustain its operations, either through additional private placements of common stock or loans, possibly unsecured.  These funds will be required to either continue the Company’s efforts to obtain sales of its new products or to enable the Company to produce inventory sufficient to meet expected demand levels. Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

Throughout 2007 and most of 2008, the Company continued to make substantial efforts to secure authority from the FDA to market its NanoMask™ product as a class II medical device in the United States and to export it from the United States. On April 10, 2007, we received a response from the FDA on the latest submission that included additional requests for further information and testing (including efficacy, safety, and shelf-life), which we worked on completing.  These additional requests required additional scientific testing. However, on September 28, 2007 the FDA 510(k) application with the FDA was withdrawn, since the requested information and testing had not yet been completed. On June 13, 2008, the Company filed a 510(k) pre-market notification with the U.S. FDA for the NanoMask™ product.  However, the Company subsequently withdrew from this process when Applied Nanoscience, Inc. (Applied), who licensed the nanoparticle formulation to the Company, did not provide the nature of its NanoMask™ particle composition. Late in 2010, the Company decided to focus its efforts in developing sales of two new, major products: Nano Silver Hospital Products and Nano Zyme products.

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

NOTE 4 – SIGNIFICANT TRANSACTIONS

In March, 2007, the Company issued a total of 2,434,275 shares of common stock in a private placement to two individuals for total proceeds of $1,250,000, without any identifiable offering costs.

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

.

Also, during July 2007, the Company granted an additional 25,000 common stock options, each, to two separate consultants for services rendered related to the FDA 510(k) application process.  These options are exercisable at $0.31 per share for three years from the grant date.  These options vest, however, upon receipt by the Company of

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited)

March 31, 2008

NOTE 5 - SUBSEQUENT EVENTS (continued)

FDA clearance of its NanoMask™ products. However, since the condition of FDA approval never occurred during the three year period, such options lapsed in July 2010.

Two private placement offerings of 2,746,624 common shares were made during the three months ended June 30, 2008, generating net proceeds of $270,335.

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

Furthermore, the Company has received $87,500 in cash advances from two executive officers during 2010 and $58,500 in 2011. In July 2010 an executive officer converted the Company’s note payable to him of $10,000 into 196,078 common shares. In addition, a significant shareholder loaned the Company $25,000 with interest at prime, plus 2%, payable in six months from February 22, 2011. Moreover, during 2011 the Board of Directors has authorized the conversion of $93,500 in loans from one of its executives into 2,866,477 common shares at an average price of $.033 per share. In July 2011, 400,000 shares of common stock were issued in a private placement to an individual investor.

In 2009 through 2011, the Company negotiated settlements with vendors resulting in reductions of approximately $390,000 in trade payables and accrued expenses.

The following table summarizes the issuance of common shares in subsequent periods and their related amounts for cash proceeds from private placement offerings, stock-based compensation and expense reimbursements and notes payable conversions to common shares:

	Cash Proceeds from Offerings		Stock-Based Compensation and Expense Reimbursements		Conversions of Notes Payable
Year ended December 31,	Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
2009	2,320,000	$464,000	1,543,333	$400,079	1,942,668	$276,059

2010			4,041,315	$264,618	196,078	$ 10,000

Through July 29, 2011	400,000	$10,000	11,018,307	$261,070	2,866,477	$ 93,500

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited)

March 31, 2008

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT AUGUST 1, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Since its inception, the Company has been involved in the development of its technology.  Through March 31, 2008, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through December 31, 2008, the Company has funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.

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

Results of Operations for the Three Months Ended March 31, 2008 compared with 2007

Revenues:  During the three months ended March 31, 2008 and 2007, revenues were inconsequential, due to the Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained.  The Company also elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

The majority of the revenues for the quarter ended March 31, 2007 have been generated from the sale of Superstat and Respaide products.

Cost of Sales:  Since there were no sales during the three months ended March 31, 2008, there was no cost of sales. Costs as a percentage of sales were 55% for the three months ended March 31, 2007.  Costs as a percentage of sales on the environmental filters and masks are less than those of the emergency CPR assistance device and Superstat. Management had anticipated that once FDA clearance of the NanoMask™ and filters had occurred, we could re-commence manufacturing in Nogales, Mexico, at which point management expected costs as a percentage of sales to decrease to approximately 35% to 37% on the environmental masks and filters, unless significant changes in the cost of materials were to occur. This would have been largely attributable to significantly lower production costs in Mexico, relative to the Company’s past production costs in Nevada. However, operations in Nogales, Mexico were abandoned in October, 2008. The largest elements to our cost of sales comprise actual product cost, including outsourced manufacturing and packaging, overhead allocations including depreciation, salaries and wages, rent and utilities, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: During the three months ended March 31, 2008, the Company experienced a substantial decrease in general and administrative expenses of approximately $775,000 or approximately 79% compared to the three months ended March 31, 2007, primarily due to reductions in professional and legal fees incurred, consulting fees, product testing, travel costs, and insurance. $291,000 of the $775,000 decrease represents deferred compensation expense that was incurred in the three months ended March 31, 2007. No deferred compensation expense was recognized in the three months ended March 31, 2008.

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

Liquidity and Capital Resources

             The Company has not been able to generate sufficient net cash inflows from operations to sustain its business efforts and accommodate its growth plans. During 2007, funds were raised totaling approximately $667,000 through the issuance of unsecured promissory notes from various individuals and another $60,000 was raised during 2008 from similar sources. Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached. Management is also working on reducing the Company’s operating expenses, primarily overhead costs, salaries, consulting and professional fees, to the extent possible, to conserve available cash pending FDA clearance of the Company’s products.

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

            Accordingly, for these and other reasons, there is significant uncertainty regarding the Company’s future, and the Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern in their report on the Company’s 2007 audited financial statements.

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

Management also reviews the carrying value of its inventory periodically for evidence of declines in estimated fair value and considers, based on its current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence due to shelf-life issues on the environmental filters, whether any write-downs should be taken.

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

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On December 29, 2010, the Company received a complaint from Applied, filed in the District Court of Clark County in Nevada (Case No. A-10-631192-C), seeking collection of notes payable to Applied in the amount of $453,500, including accrued interest. On February 1, 2011, we countersued for breach of contract and claims related thereto. Our management believes that the value of its counterclaim will exceed the value of the claims asserted against the Company but cannot fully assess the outcome of the action at this time. Accordingly, management believes adequate provision has been made in the accompanying financial statements related to this complaint.

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

NANO MASK, INC.

August 1, 2011

By /S/Edward Suydam

Edward Suydam, Chief Executive Officer

August 1, 2011

              By /S/Michael J. Marx

Michael J. Marx, Chief Financial Officer