Form 10-Q
period 2008-06-30
Nano Mask, Inc.
filed 2011-08-02
CIK 1088213

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008

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

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT AUGUST 1, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Balance Sheets
	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 73,083	$ 19,768
Accounts receivable, net		318
Inventory
Prepaid expenses and other	25,186	62,304
	98,269	82,309

EQUIPMENT HELD FOR SALE	28,000	28,000

	$ 126,269	$ 110,390

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$ 396,236	$ 356,547
Accrued expenses	391,243	261,749
Notes payable	715,107	625,972
	1,502,586	1,244,268

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, 50,000,000 shares authorized of $0.001 par value, 47,865,535 and 45,118,911 shares issued and outstanding	47,866	45,119
Additional paid-in capital	19,002,808	18,735,220
Deficit	(20,426,991)	(19,914,217)
	(1,376,317)	(1,133,878)

	$ 126,269	$ 110,390

The accompanying notes are an integral part of these financial statements.

NANO MASK INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET SALES	$ -	$ 8,706	$ -	$ 13,496

COSTS AND EXPENSES
Cost of sales	-	4,833	-	12,881
Research and development	-	-	1,702	1,355
Selling, general and administrative	282,974	882,668	486,541	1,858,548
	282,974	887,501	(488,243)	1,872,784

LOSS FROM OPERATIONS	(282,974)	(878,795)	(488,243)	(1,859,288)

OTHER INCOME (EXPENSE)
Interest expense	(13,134)	(2,047)	(24,531)	(3,397)
Interest income	-	-	-	318
	(13,134)	(2,047)	(24,531)	(3,079)

NET LOSS	$ (296,108)	$ (880,842)	$ (512,774)	$ (1,862,367)
BASIC LOSS PER SHARE	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.04)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	46,426,157	45,118,911	45,772,534	44,459,908

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Cash Flows For the Six Months Ended June 30, 2008 and June 30, 2007 (Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (512,774)	$ (1,862,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		46,110
Amortization of patent costs		639
Bad debts		977
Stock options granted for services rendered		280,903
Common stock issued for services		582,000
Changes in operating assets and liabilities:
Accounts receivable	318	(6,739)
Prepaid expenses and other	37,118	(8,733)
Inventory		(24,324)
Deposits		3,462
Accounts payable	39,689	(69,625)
Litigation settlement payable		(41,360)
Accrued expenses	129,494	(63,057)
Net Cash Used In Operating Activities	(306,155)	(1,162,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash, including through the exercise
of warrants	270,335	1,250,000
Proceeds from the issuance of short-term notes payable	89,135
Repayments on short-term notes payable	-	(26,408)

Net Cash Provided By Financing Activities	359,470	1,223,592

NET INCREASE IN CASH	53,315	61,478

CASH AT BEGINNING OF PERIOD	19,768	5,578

CASH AT END OF PERIOD	$ 73,083	$ 67,056

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited)

June 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-X. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007, from which the balance sheet information as of that date is derived.  These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – LOSS PER SHARE

Following is information relative to the computation of basic loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net loss	$ (296,108)	$ (880,842)	$ (512,774)	$(1,862,367)

Weighted-average shares outstanding	46,426,157	45,118,911	45,772,534	44,459,908

Basic loss per share	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.04)

Weighted-average shares issuable upon the exercise of outstanding stock warrants and options were not included in the foregoing calculations at June 30, 2008 and 2007, because in loss periods, to do so would be anti-dilutive.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at June 30, 2008 and the Company has a substantial working capital deficiency at September 30, 2008.

During 2007, the Company raised $1,250,000 through a private sale of common shares to its former President/CEO ($150,000) and to a significant shareholder ($1,100,000).  In addition, this same significant shareholder loaned a total of $200,000 to the Company during July and August 2007, pursuant to two separate $100,000 unsecured promissory notes, each with a one-year term and interest at prime plus 2%. Additional unsecured loans have been received by the Company during 2007 totaling approximately $667,000 and another $60,000 was received in 2008, which have been used to fund the continued operations of the Company.

Also, during 2008 an additional $270,335 has been received from the issuance of a total of 2,746,624 shares of common stock to various investors.

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

June 30, 2008

NOTE 3 – GOING CONCERN (Continued)

These funds will be required to either continue the Company’s efforts to obtain sales of its new products or to enable the Company to produce inventory sufficient to meet expected demand levels. Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

.

Throughout 2007 and most of 2008, the Company continued to make substantial efforts to secure authority from the FDA to market its NanoMask™ product as a class II medical device in the United States and to export it from the United States. On April 10, 2007, we received a response from the FDA on the latest submission that included additional requests for further information and testing (including efficacy, safety, and shelf-life), which we worked on completing.  These additional requests required additional scientific testing. However, on September 28, 2007, the FDA 510(k) application with the FDA was withdrawn, since the requested information and testing had not yet been completed.   On June 13, 2008, the Company filed a 510(k) pre-market notification with the U.S. FDA for the NanoMask™ product. However, the Company subsequently withdrew from this process when Applied Nanoscience, Inc. (Applied), who licensed the nanoparticle formulation to the Company, did not provide the nature of its NanoMask™ particle composition. Late in 2010, the Company decided to focus its efforts in developing sales of two new, major products: Nano Silver Hospital products and Nano Zyme products.

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

NOTE 4 – SIGNIFICANT TRANSACTIONS

In March 2007, the Company issued a total of 2,434,275 shares of common stock in a private placement to two individuals for total proceeds of $1,250,000, without any identifiable offering costs.

For the three months ended June 30, 2007, $291,000 of deferred compensation expense was recognized as an expense.

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

In April and June 2008, two private placement offerings of 2,746,624 common shares were completed and generated  net proceeds of $270,335.

NOTE 5 – SUBSEQUENT EVENTS

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

On April 28, 2009, the Company announced that a majority of its shareholders had voted to change the Company’s name to Nano Mask, Inc., to better reflect its core business of developing, marketing, and producing its NanoMask™ products. A majority of shareholders further approved an increase in the Company’s authorized capital to 100 million shares of common stock from the previous 50 million shares.

In June 2009, two unrelated note-holders agreed to convert their notes of $255,673, including interest of $30,637, into 1,826,237 units of common shares and warrants to purchase shares at an exercise price of $.50 per share, exercisable for two years until June 17, 2011. In addition, another unrelated note-holder agreed to convert his note of $5,386 into 41,431 common shares at $.13 per share.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.).

Notes to the Financial Statements (Unaudited)

June 30, 2008

NOTE 5 – SUBSEQUENT EVENTS (Continued)

Again in June 2009, the Company authorized issuance of 2,594,597 units of common shares and warrants (to purchase common shares at $.50 per share, exercisable for two years) for total proceeds of $464,000, settlement of $39,919 in expenses incurred by three key officers and conversion of a $15,000 loan made by a key officer.

Furthermore, the Company has received $87,500 in cash advances from two executive officers during 2010 and $58,500 in 2011. In July 2010, an executive officer converted the Company’s note payable to him of $10,000 into 196,078 common shares. In addition, a significant shareholder loaned the Company $25,000 with interest at prime, plus 2%, payable in six months from February 22, 2011. Moreover, during 2011 the Board of Directors has authorized the conversion of $93,500 in loans from one of its executives into 2,866,477 common shares at an average price of $.033 per share. In July 2011, 400,000 shares of common stock were issued in a private placement to an individual investor.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT AUGUST 1, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Since its inception, the Company has been involved in the development of its technology.  Through June 30, 2008, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through June 30, 2008, the Company has funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.

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

Results of Operations for the Three Months Ended June 30, 2008 compared with 2007

Revenues:  During the three months ended June 30, 2008 and 2007, revenues were inconsequential due to the Company’s election late in 2006 to suspend sales of the NanoMask™ and filters until FDA clearance could be obtained.  The Company also elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

During June 2008, the Company re-filed its 510(k) pre-market notification with the FDA for the NanoMask™ and filters. The process, timing, and results of the submission are uncertain at the present time. Upon receiving clearance from the FDA, should this occur, the Company will immediately pursue a number of substantial domestic governmental and international sales opportunities, especially in geographical areas more prone to avian influenza outbreaks.

Cost of Sales:  Since there were no sales during the three months ended June 30, 2008, there was no cost of sales. However, the cost of sales as a percentage of sales during the three months ended June 30, 2007 rose disproportionately, primarily due to high production overhead costs under shutdown conditions while awaiting FDA clearance of the NanoMask™ and filters.

Since sales of all products were less than $10,000 for the comparative quarters, analysis of percentages by product are not meaningful for comparative cost of sales to sales results and are no longer presented hereafter. The significant components of our cost of sales include actual product cost, including outsourced manufacturing and packaging, overhead allocations, salaries and wages, rent and utilities, freight and shipping.

Operating Expenses: During the three months ended June 30, 2008, the Company continued to generate reductions in general and administrative expenses of approximately $204,000 or approximately 42%, compared to the three months ended June 30, 2007, primarily due to significantly lower officer compensation and related reductions in professional, consulting and legal fees. The significant components of our operating expenses include salaries and wages, consulting and other professional services, accounting, audit and legal fees, product and liability insurance, travel and office rent.

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

Results of Operations for the Six Months Ended June 30, 2008 compared with 2007

Revenues: During the six months ended June 30, 2008 and 2007, revenues were inconsequential, due to the Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained.  The Company also elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

Cost of Sales:  Since there were no sales during the six months ended June 30, 2008, there was no cost of sales. However, the cost of sales as a percentage of sales during the six months ended June 30, 2007 rose disproportionally, primarily due to high production costs under shutdown conditions while awaiting FDA clearance of its masks and mask components.

Operating Expenses: During the six months ended June 30, 2008, the Company experienced a substantial decrease in general and administrative expenses of approximately $976,000 or approximately 53% compared to the six months ended June 30, 2007, primarily attributable to decreases in advertising, wages and officer compensation. Also, for the six months ended June 30, 2007, $582,000 of deferred compensation expense was recognized as an expense for which no such charges occurred in 2008.

Liquidity and Capital Resources

             The Company has not been able to generate sufficient net cash inflows from operations to sustain its business efforts and accommodate its growth plans. During 2007, funds were raised totaling approximately $667,000 through the issuance of unsecured promissory notes from various individuals and another $60,000 was raised during 2008 from similar sources. Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached. Management is also working on minimizing the Company’s operating expenses, primarily overhead costs, salaries, consulting and professional fees, to the extent possible, to conserve available cash pending FDA clearance of the Company’s products.

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

              Accordingly, for these and other reasons, there is significant uncertainty regarding the Company’s future, and the Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern in their report on the Company’s 2007 audited financial statements..

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company issued 2,434,275 shares of its common stock in a private placement to two individuals for total proceeds of $1,250,000. In April and June 2008, two private placement offerings of 2,746,624 common shares were made generating proceeds of $270,335. These shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated hereunder.

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