Form 10-Q
period 2008-09-30
Nano Mask, Inc.
filed 2011-08-02
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT AUGUST 1, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Balance Sheets
	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$ 1,956	$ 19,768
Accounts receivable, net		318
Prepaid expenses and other	4,787	62,304
	6,743	82,390

EQUIPMENT HELD FOR SALE	28,000	28,000

	$ 34,743	$ 110,390

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 413,245	$ 356,547
Accrued expenses	444,424	261,749
Notes payable	720,107	625,972
	1,577,776	1,244,268

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, 50,000,000 shares authorized of $0.001 par value, 47,865,535 and 45,118,911 shares issued and outstanding	47,866	45,119
Additional paid-in capital	19,002,808	18,735,220
Deficit	(20,593,707)	(19,914,217)
	(1,543,033)	(1,133,878)

	$ 34,743	$ 110,390

The accompanying notes are an integral part of these financial statements.

NANO MASK INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Operations (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

SALES	$ -	$ 900	$ -	$ 14,396

COSTS AND EXPENSES
Cost of sales	-	22,646	-	35,528
Inventory write-down	-	376,879	-	376,879
Impairment Loss Adjustments	-	301,671	-	301,671
Research and development	-	-	1,702	1,355
Bad debts	-	-	-	977
Selling, general and administrative	153,619	247,025	640,160	2,104,595
	153,619	948,221	641,862	2,821,005

LOSS FROM OPERATIONS	(153,619)	(947,321)	(641,862)	(2,806,609)

OTHER INCOME (EXPENSE)
Interest expense	(13,097)	(3,492)	(37,628)	(6,888)
Interest income	-	-	-	318

	(13,097)	(3,492)	(37,628)	(6,570)

NET LOSS	$ (166,716)	$ (950,813)	$ (679,490)	$(2,813,179)
BASIC LOSS PER SHARE	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.06)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	47,865,535	45,118,911	46,475,293	44,681,990

The accompanying notes are an integral part of these financial statements.

NANO MASK INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Cash Flows For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (679,490)	$ (2,813,179)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and loss impairment of fixed assets		358,561
Amortization and loss impairment of patent costs		11,500
Bad debts		977
Inventory write-down		376,879
Valuation of options granted for services rendered		280,903
Common stock issued for services		588,000
Changes in operating assets and liabilities:
Accounts receivable	318	2,100
Inventory		(27,324)
Deposits		28,810
Prepaid expenses and other	57,517	18,636
Accounts payable	56,698	(82,231)
Litigation settlement payable		(187,500)
Accrued expenses	182,675	(74,796)
Net Cash Used In Operating Activities	(382,282)	(1,518,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash, including through the exercise of warrants	270,355	1,250,000
Proceeds from the issuance of short-term notes payable	94,135	359,972
Repayments on short-term notes payable	-	(26,408)
Net Cash Provided By Financing Activities	364,470	1,583,564

NET INCREASE (DECREASE) IN CASH	(17,812)	64,900

CASH AT BEGINNING OF PERIOD	19,768	5,578

CASH AT END OF PERIOD	$ 1,956	$ 70,478
The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.).

Notes to the Financial Statements (Unaudited)

September 30, 2008

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

The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – LOSS PER SHARE

Following is information relative to the computation of basic loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net loss	$(166,716)	$ (950,813)	$ (679,490)	$(2,813,179)

Weighted-average shares outstanding	45,118,911	45,118,911	44,681,990	44,681,990

Basic loss per share	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.06)

Weighted-average shares issuable upon the exercise of outstanding stock warrants and options were not included in the foregoing calculations, because in loss periods, to do so would be anti-dilutive.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at September 30, 2008, and the Company has a substantial working capital deficiency at September 30, 2008.

During 2007, the Company raised $1,250,000 through a private sale of common shares to its former President/CEO ($150,000) and to a significant shareholder ($1,100,000).  In addition, this same significant shareholder loaned a total of $200,000 to the Company during July and August 2007, pursuant to two separate $100,000 unsecured promissory notes, each with a one-year term and interest at prime plus 2%. Additional unsecured loans have been received by the Company during 2007 totaling approximately $667,000 and another $60,000 was received in 2008, which funds have been used to fund the continued operations of the Company.

Nevertheless, the Company currently does not have sufficient working capital to sustain its planned business activities for the next year.  Accordingly, management believes the Company will need to raise additional capital in the near future to sustain its operations, either through additional private placements of common stock or loans, possibly unsecured.  These funds will be required to either continue the Company’s efforts to obtain sales of its new products or to enable the Company to produce inventory sufficient to meet expected demand levels. Management

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.).

Notes to the Financial Statements (Unaudited)

September 30, 2008

NOTE 3 – GOING CONCERN (Continued)

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

In April and June 2008, two private placement offerings totaling 2,746,624 common shares were completed and generated net proceeds of $270,335.

NOTE 5 - SUBSEQUENT EVENTS

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

In June, 2009 two unrelated note-holders agreed to convert their notes of $255,673, including interest of $30,637, into 1,826,237 units of common shares and warrants to purchase shares at an exercise price of $.50 per share, exercisable for two years until June 17, 2011. In addition, another unrelated note-holder agreed to convert his note of $5,386 into 41,431 common shares at $.13 per share.

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

September 30, 2008

NOTE 5 - SUBSEQUENT EVENTS (Continued)

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT AUGUST 1, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Since its inception, the Company has been involved in the development of its technology.  Through September 30, 2008, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through September 30, 2008, the Company has funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.

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

Results of Operations for the Three Months Ended September 30, 2008 compared with 2007

Revenues:  During the three months ended September 30, 2008 and 2007, revenues were inconsequential, due to the Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained.  The Company also elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

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

Cost of Sales:  Since there were no sales during the three months ended September 30, 2008, there was no cost of sales. However, the cost of sales as a percentage of sales during the three months ended September 30, 2007 rose disproportionally, primarily due to high production costs under shutdown conditions.  The Company also recorded an inventory write-down of $376,879 during the three months ended September 30, 2007, related to the raw filter mask components, since management was uncertain as to whether the raw materials had any future value or could currently be sold.  If FDA clearance were obtained, the masks and mask components will be required to be modified to fit with the anticipated design of the environmental filter.

Since sales of all products were less than $1,000 during the current quarter, analysis of percentages by product are not meaningful for comparative cost of sales to sales results and are no longer presented hereafter. The significant components of our cost of sales include actual product cost, including outsourced manufacturing and packaging, overhead allocations, salaries and wages, rent and utilities, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: During the three months ended September 30, 2008, the Company experienced a substantial decrease in general and administrative expenses of approximately $93,000 or approximately 38% compared to the three months ended September 30, 2007, primarily attributable to decreases in advertising, wages and officer compensation. The significant components of our operating expenses include salaries and wages, consulting and other professional services, accounting, audit and legal fees, product and liability insurance, travel and office rent.

For the three months ended September 30, 2007, $6,000 of deferred compensation expense was recognized as an expense. There are no further reductions for deferred compensation in stockholder’s equity deficiency as of September 30, 2007.

Research and development: Research and development costs are not significant for the periods presented, and the Company does not expect research and development costs to increase in the near future as it has determined to postpone any further development of additional pending products, allowing the Company to focus its entire resources to the FDA approval process of the NanoMask™ and filters.  If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Results of Operations for the Nine Months Ended September 30, 2008 compared with 2007

Revenues: During the nine months ended September 30, 2008 and 2007, revenues were inconsequential, due to the Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained.  The Company also elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

Cost of Sales:  Since there were no sales during the nine months ended September 30, 2008, there was no cost of sales. However, the cost of sales as a percentage of sales during the nine months ended September 30, 2007 rose disproportionally, primarily due to high production costs under shutdown conditions.  The Company also recorded an inventory write-down of $376,879 during the nine months ended September 30, 2007, related to the raw filter mask components, since management was uncertain as to whether the raw materials had any future value or could currently be sold.  If FDA clearance were obtained, the masks and mask components will be required to be modified to fit with the anticipated design of the environmental filter.

Operating Expenses: During the nine months ended September 30, 2008, the Company experienced a substantial decrease in general and administrative expenses of approximately $1,464,000 or approximately 70% compared to the nine months ended September 30, 2007, primarily attributable to decreases in advertising, wages and officer compensation. Also, for the nine months ended September 30, 2007, $588,000 of deferred compensation expense was recognized as an expense for which no such charges occurred in 2008.

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

The Company does not believe that it currently has sufficient capital to sustain its business efforts for the next twelve months.  Accordingly, the Company will need to raise additional capital in the near future to sustain operations. The Company is also working on minimizing operating expenses, to the extent possible, by reducing overhead costs, salaries, and other consulting and professional fees, in order to conserve available cash.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company issued 2,434,275 shares of its common stock in a private placement to two individuals for total proceeds of $1,250,000. In addition, a private placement offering of 2,746,624 common shares was made during the three months ended June 30, 2008 for total proceeds of $270,335. These shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated hereunder.

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