Form 10-K
period 2008-12-31
Nano Mask, Inc.
filed 2011-08-02
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

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

State the Registrant's revenues for the December 31, 2008 fiscal year: None.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $1,065,227, based on the average bid and ask price of the Registrant's stock on July 29, 2011 of $0.029 per share and shares held by non-affiliates.  The Registrant's common stock is quoted on the Pink Sheets under the symbol "NANM.PK".

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

NONE

PART I.

ITEM 1.  BUSINESS

General

THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT AUGUST 1, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR FISCAL 2008. SHAREHOLDERS AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

We are a materials-technology development company focused on health and wellness-related markets. The Company has evolved from a specialty filter products Company that developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems into a Company providing a proprietary line of antibacterial and antimicrobial products for the hospital, clinic and health industry. Such products now include our Nano Zyme line of products which offer a multi-enzyme hospital pre-soak and cleaning solution, as well as other complementary products in the line. Another line of products surrounds our new Nano Silver Hospital Curtains which, with additional testing, should offer excellent anti microbial efficacies against a wide spectrum of organisms. These products have been developed by partnering with innovative technology companies. The new product lines are in addition to our traditional anti-viral, antibacterial and disposable NanoMask™, a protective filtration face mask. Largely, the evolution to this broader spectrum of products only began in 2010.

We announced in July 2007 that we executed a letter of intent to merge with Applied Nanoscience, Inc. (“Applied”), then a publicly-held company (Pink Sheets, APNN.PK), in an all stock exchange transaction.  Applied was deregistered in 2010, so that Applied no longer maintains its status as a public company. On July 14, 2008, the Company and Applied entered into a definitive merger agreement under which Applied agreed to acquire the Company by issuing approximately 36,586,287 shares of its common shares and 18,293,143 warrants for the purchase of additional common shares of the Company. The number of common shares and warrants differ from the original letter of intent due to the Company’s additional shares issued after the letter of intent was signed. A final merger agreement was to be subject to approval by shareholders of both companies.  On February 25, 2009, the merger agreement was terminated.

On January 24, 2007, the Board of Directors appointed Philip Dascher as Chief Executive Officer who served until December 26, 2008. At that time, Douglas Heath assumed this role, inasmuch as he was the only Director or Executive Officer remaining. Douglas Heath resigned on March 1, 2010. On that date, Edward Suydam was appointed as Chief Executive Officer. In June, 2009, Edward Suydam and Marc Kahn were appointed as Chief Operating Officer and Chief Medical Officer, respectively. See our Current Report on Form 8-K filed with the Commission March 4, 2010.

As a result of the withdrawal of our FDA application on September 28, 2007, we have written down, as of September 30, 2007, all of our remaining inventory, property and equipment, intellectual property and acquired technology to a net realizable value of $28,000. As of September 30, 2007, write-offs of $376,879, $291,129 and $10,542 were recorded for inventory, property and equipment and intellectual property, respectively.

Current Products

Product development remains an important part of our business. We are currently devoting most of our resources to our Nano Silver Technology and Nano Zyme products.

Nano Silver Hospital Products

Hospitals are meant to be places to get well, but some are becoming places where just the opposite occurs. There has been the fear of “super-bugs” for many years, and based on emerging reports, that fear may be becoming a reality. According to the Centers for Disease Control and Prevention, an estimated two-million Americans contract hospital-acquired infections and more than 90,000 patients die due to complications from infection, costing the health care system up to $6.5 billion each year. In a culture survey, an independent study found that 42% of hospital privacy curtains were contaminated with vancomycin-resistant enterococci, 22% with methicillin-resistant Staphylococcus aureus, and 4% with Clostridium difficile.  With news of insurers withdrawing compensation for hospital acquired infections in the United States, never has it been more important to look at all areas of nosocomial infection control. Nano Mask, Inc. introduced the company’s line of hospital curtains in September 2010, for which they are also unique and help prevent patients that enter a hospital or clinic from contracting diseases that fall under Hospital Acquired Infections (HAI’s). Nano Silver Technology is an antimicrobial colloid composed of silver nanoparticles stabilized by polymer that exhibits excellent antimicrobial efficacy across a wide spectrum of microorganisms. Silver has long been known to inhibit the oxygen exchange in bacteria, killing the bacteria. Nano Silver Technology has been demonstrated to prolong and enhance that effect. This array of products comprises curtains, blankets, gown caps, shoe covers, disposable scrubs and lab coats.

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

NanoMask™ and filters

Nano-Enhanced Environmental Mask (the NanoMask™) and NanoMask™ filters accounted for a significant portion of our revenues for 2007. The NanoMask™ is a personal environmental mask, enhanced with nanoparticles, designed to address concerns of biological contamination in a workplace or other environment. The product utilized hydrophilic filters able to capture and isolate bacterial and viral microorganisms with very high efficiencies. The mask possessed a disposable filter using our licensed technology and an enhanced matrix of charged nanoparticles designed to protect the user from possible inhalation of biological contaminants. We marketed the NanoMask™ in fiscal 2005 and the first part of fiscal 2006 as a consumer product that did not require Federal Food and Drug Administration (FDA) clearance. In the third quarter of fiscal 2006, we decided to seek FDA clearance for this product as a Class II medical device. The FDA application was submitted during September 2006. Following receipt of our initial premarket notification in 2006, FDA staff provided us with numerous requests for additional information relative to the safety and efficacy of the NanoMask™.  We submitted several related testing protocols for advance review and comment by FDA staff.  On March 27, 2007, one day prior to the due date for the entire responses, we submitted an incomplete response to the FDA’s request.

On April 10, 2007, we received a response from the FDA on this latest submission, that included additional requests for further information and testing (including efficacy, safety, and shelf-life), which we worked on completing.  These additional requests required additional scientific testing. However, on September 28, 2007, the FDA 510(k) application with the FDA was withdrawn, since the requested information and testing had not yet been completed.  While we suspended all sales of this product in 2006, our FDA 510(k) withdrawal solidified our decision to provide the write-downs, as previously discussed.

Effective March 1, 2010, we have re-directed our marketing efforts from the NanoMask™ product-line to our Nano Silver Hospital and Nano Zyme products.

In October 2010, we began impregnating our Nano Silver technology into three different “off the shelf” face masks that may enable us to penetrate what we believe is a large potential market. Once we begin sales of this product, we will then seek the proper CE marking process, so that we can sell these masks through all of our international distributors.

Products for which marketing is currently suspended

As stated above, we have marketed and sold the following products in the past, but due to a decline in demand, we have elected to postpone any further significant marketing of these products until adequate resources are available.

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

Disposable Filters for BVMs

The same filter used in the RespAide product described above is ideal for reducing the risk of exposure to viruses and bacteria and equipment contamination during use of bag valve mask (BVM) resuscitation devices.  The disposable filter keeps the equipment contaminant-free, thereby reducing risk of exposure to virus and bacteria to emergency response personnel.  The filter is placed between the bag valve and the mask and is single use.  We have received FDA 510(k) approval for the filter as a Class II medical device.  The filter was introduced in 1997 as a component of the RespAide device.

Superstat

We have also marketed Superstat, a product that provides rapid, safe and effective surgical clotting of the blood for surgery, trauma and burn wound management.  Superstat is a collagen-derived, highly-purified, acid-washed polypeptide material to which a small amount of calcium is added.  The resulting mixture is suspended in a de-ionized, bacteria-free water, and then freeze dried to produce a porous spongy wafer, which melts upon contact with blood.  Superstat dissolves in 2 to 3 minutes and does not have to be removed.

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

Manufacturing, Distribution and Supplier Agreements

NanoMask™ and NanoMask™ Filters

During 2007, we entered into various distribution agreements with domestic and international distributors for the NanoMask™ and NanoMask™ filters.  Due to the incomplete clearance process with the FDA, as previously discussed, all sales to our domestic distributors have been suspended, as well as the suspension of any sales by the domestic distributors.  We have terminated various domestic and international distribution agreements in order to consolidate our efforts with only a select few significant distributors.

During October 2005, we opened a manufacturing facility in Henderson, Nevada, and in February 2006, we opened another manufacturing facility in Nogales, Mexico. Both facilities were opened for the production of the NanoMask™ filters.  In order to consolidate and minimize our operating and production costs, the manufacturing facility in Henderson, Nevada was closed during October 2006, and the Nogales facility was closed during October 2008.

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

Competition

The medical device industry is a highly competitive sector of the health care industry and there are a large number of established and well financed entities with significantly greater financial resources, technical expertise and in-depth managerial capabilities than we have.  Competitors include two major manufacturers of CPR devices, Laerdal Medical Corporation and Ecolab, Inc, both internationally-based companies, and two major manufacturers of hemostatic collagens, Johnson & Johnson and MedChem Products, Inc.  A major competitor in the personal protection mask market is 3M Corporation and a major competitor in the breathing circuit filter market is PALL Corporation.

Sources and availability of raw materials and the names of principal suppliers

The raw materials utilized in the production of our proprietary products are readily available from a variety of manufacturers including Weise Labs, Inc., 3M Corporation, Superior Felt and Filtration and Versal.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts

In 1996, on receipt of notification that the patent would be issued, we entered into an Agreement with Douglas K. Beplate (who was our founder and President until his resignation on February 16, 2007) whereby Mr. Beplate  assigned to us all rights, including patent rights, to the commercial exploitation of a dual filtered rotary isolation valve.  In 2003, we entered into another agreement with Mr. Beplate whereby Mr. Beplate assigned and/or licensed to us all of his rights, title and interest in various technology, patents and patent applications.  This agreement is entirely separate from the original 1996 agreement. The 1996 agreement and technology transfer were for the dual rotary isolation valve and any amendments to that patent.  This new agreement, effective April 1, 2003, reflects the technologies of hydrophobic and hydrophilic filtration used in a BVM setting, the rescission of the 5% royalty included in the 1996 agreement on the Respaide technology, and the license of nano coatings on any filter configuration for environmental masks and any other application for US military use only.  Mr. Beplate was to receive a 1% royalty on the gross sales of any and all products utilizing this licensed technology.  During June 2004, Mr. Beplate assigned this 1% royalty to Applied, which was a separate company in which Mr. Beplate was a founding shareholder and former director (see also Item 12). During October 2005, pursuant to a revised agreement, our Board of Directors increased this royalty to 2.5% in anticipation of possible revenue leads to be generated by Applied. However, this agreement was terminated in June 2009 because the necessary conditions were not mutually established.

Our United States patents are as follows:

PATENT NO. /APP. NO.	DESCRIPTION	EXPIRATION OR ABANDONMENT DATE
5,575,279	Dual-filtered Rotary Iso. Valve for Resuscitation	12/15/2008
6,375,854	Combined Hydrophobic-hydrophilic Filter for Fluids (Smaller to Larger)	4/23/2023
6,689,278	Combined Hydrophobic-hydrophilic Filter for Fluids (Larger to Smaller)	4/23/2022
6,062,217	Portable Emergency Safety Resuscitator	6/16/2008
6,276,363	Portable Emergency Safety Resuscitator	8/21/2021
09/934,016	Medical Port for Emergency Safety Resuscitator	9/28/07

Our international patents are as follows:

PATENT NO. /APP. NO.	COUNTRY	DESCRIPTION	EXPIRATION OR ABANDONMENT DATE
2,246,770	Canada	Dual-filtered Rotary Iso. Valve	12/31/2009
723311	Australia	Dual-filtered Rotary Iso. Valve	11/19/2008
69610644	Germany	Dual-filtered Rotary Iso. Valve	6/16/2009
0873151	U.K.	Dual-filtered Rotary Iso. Valve	12/31/2008

Need for any government approval of principal products or services

As discussed above, we decided to forego seeking FDA clearance for our NanoMask™ filters as a Class II medical device until such time as we develop the financial resources to do so. We terminated our FDA 510(k) application procedures in September 2007.

We have received FDA clearance for our RespAide CPR isolation mask and vapor isolation valve (disposable filter for BVM's) and the breathing circuit filters as Class II medical devices.  Compliance with the clearance of the devices requires that they be manufactured in a FDA-approved manufacturing facility.  We have used Westmed, an approved facility, for the manufacture of the above products.

If adequate financial resources are available in the future, we expect to file an FDA 510 (k) application for acceptance as a Class II medical device for the new ELVIS product.  At this time, we do not intend to file a premarket notification or premarket approval process, but rather the 510(k) application.  If an FDA 510(k) application is filed, there is an evaluation process that may or may not result in clearance to market the device in the United States.  The FDA 510(k) application evaluation process requires the submission and review of detailed information, including but not limited to, product drawings, prototypes, claims and functions, laboratory testing, manufacturing processes, labeling, quality control and compliance with inspections, post-mark obligations, and import/export requirements.  At this time, we believe that no clinical trials will be required. However, additional information, including clinical trials, may be requested by the FDA once the FDA 510(k) application is submitted and reviewed. The Company does not intend to submit a new FDA 510(k) application in the immediate future.

Since we use third-party manufacturers to produce our products, we are not required to register on an annual basis with the FDA to be listed as a manufacturer. In addition, since certain manufacturing processes have been performed by Westmed and Superstat, at their facilities in Tucson, Arizona and Rancho Dominquez, California, respectively, both Westmed and Superstat are also subject to FDA inspections.  The warehouse facility in Nogales, Mexico, which has been closed, was also registered with the FDA and, while open, was subject to FDA inspections.

Research and Development

Our research and development expenditures for the last three years were as follows:

- 2008 $1,702

- 2007 $3,061

- 2006 $63,289

These costs are prototype development costs associated with the new products such as materials, supplies, consulting fees, filing fees, etc.

Costs and effects of compliance with environmental laws

We are not aware of any cost or effect of compliance with environmental laws.

Employees

Currently, we are employing three full-time and two part-time employees.

ITEM 1A.   RISK FACTORS

Future government regulation may affect our ability to sell our products.

Our NanoMask™ products incorporate certain nanomaterials in its composition. The United States Environmental Protection Agency (EPA) recently announced its intention to regulate some nanomaterials pursuant to the federal Toxic Substances Control Act.  During the years 2007 through February 2010, we were in discussions with EPA officials to determine whether our products might be subject to such regulation, and if so, what kind of regulations would apply and what standards, tests or procedures we would be required to perform.  Therefore, we might have been required to perform additional testing or demonstrations to meet such EPA guidelines.  This potential additional regulation would have further delayed our ability to market our products or achieve our revenue objectives.

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

Because there is significant uncertainty as to our ability to continue as a going concern, our ability to obtain additional financing could be adversely affected.

Nano Mask, Inc. has incurred significant losses, which have resulted in an accumulated deficit of $20,704,427 at December 31, 2008.  In addition, current economic factors may have an adverse effect for the foreseeable future on the Company’s ability to raise additional capital and conduct its operations profitably. Because of these continued losses and our accumulated deficit under current economic conditions, we have included disclosure about uncertainty as to our ability to continue as a going concern in Note 9 to our financial statements included in this report.  This going concern uncertainty could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed.  Management cannot be certain of its ability to create additional revenues, obtain additional equity financing, or execute its long-term business plan.

A continuing recession in the U.S. and general downturn in the global economy may continue to have an adverse impact on our business, operating results or financial position.

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

ITEM 2. PROPERTIES

Through November, 2007, we occupied office and warehouse space located at 1111 Grier Drive, Suite B, Las Vegas, Nevada 89119, pursuant to a lease agreement that was prematurely terminated during November 2007, in an effort to reduce operating costs, as discussed above.   We do not expect to enter into a corporate office lease until such time as we start to generate sales sufficient to cover a significant portion of our selling, general and administrative expenses.

We also were occupying a manufacturing/warehousing facility in Nogales, Mexico located at Calle Los Gavilanes, #28, Nogales, Sonora, Mexico, under a three year lease agreement.  The lease agreement was terminated on December 14, 2008.

The Company currently maintains mailbox services through a Reno, Nevada location. Business is conducted largely with emails, telephone calls and web services. One meeting was conducted in person amongst its three employees during 2010. No formal meeting has occurred during 2011.

ITEM 3.  LEGAL PROCEEDINGS

On July 5, 2007, the Company and Applied entered into an agreement to settle litigation commenced in July 2006 with NanoScale Corporation (Nanoscale). During 2007, the Company paid $75,000 of the settlement and the remaining amount was paid to the plaintiff on the Company’s behalf by Applied in exchange for various promissory notes executed by the Company.

On December 29, 2010, the Company received a complaint from Applied, filed in the District Court of Clark County in Nevada (Case No. A-10-631192-C), seeking collection of notes payable to Applied in the amount of $453,500, including accrued interest. On February 1, 2011, we countersued for breach of contract and claims related thereto. Our management believes that the value of its counterclaim will exceed the value of the claims asserted against the

Company but cannot fully assess the outcome of the action at this time. Accordingly, management believes that no provision is required in excess of the recorded liability to Applied in the accompanying financial statements related to this complaint.

ITEM 4. RESERVED

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of August 1, 2011, we had approximately 2,300 shareholders.  We have not paid cash dividends on our common stock.  We anticipate that for the foreseeable future, any earnings will be retained for use in our business, and no cash dividends will be paid on the common stock.  Declaration of common stock dividends will remain within the discretion of our Board of Directors and will depend upon our growth, profitability, financial condition and other relevant factors.

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

Fiscal Year 2008	High Bid	Low Bid

Quarter ended 12/31/08	$ 0.06	$ 0.01
Quarter ended 9/30/08	$ 0.25	$ 0.03
Quarter ended 6/30/08	$ 0.29	$ 0.10
Quarter ended 3/31/08	$ 0.28	$ 0.10

Fiscal Year 2007	High Bid	Low Bid

Quarter ended 12/31/07	$ 0.29	$ 0.12
Quarter ended 9/30/07	$ 0.52	$ 0.22
Quarter ended 6/30/07	$ 0.54	$ 0.21
Quarter ended 3/31/07	$ 0.92	$ 0.48

Fiscal Year 2006	High Bid	Low Bid

Quarter ended 12/31/06	$ 1.01	$ 0.40
Quarter ended 9/30/06	$ 1.55	$ 0.81
Quarter ended 6/30/06	$ 2.13	$ 1.26
Quarter ended 3/31/06	$ 2.14	$ 0.65

ITEM 6. SELECTED FINANCIAL DATA

We are a “Smaller Reporting Company,” as defined under §229.10(f) (1) of Regulation S-K, and are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT AUGUST 1, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR FISCAL 2007. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Overview

Our principal business is producing masks and filters for medical devices designed to reduce the possibility of transmission of contagious diseases.  To a lesser extent, we also have been a distributor of a blood clotting device for surgery, trauma and burn wound management.  However, due to our decision in late 2006 to seek FDA clearance for the NanoMask™ and filters as a Class II medical device (as discussed in Item 1), we suspended all sales of this product.  In addition, since we have limited financial resources, we have elected to postpone any further development or significant marketing of our products, except for the Nano Silver Technology and Nano Zyme products until adequate resources are available.

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

Based on an independent evaluation, however, we determined to record an impairment adjustment on our intellectual property, effective December 31, 2006, to an estimated net realizable value of $11,500. As of September 30, 2007, the Company recorded a further impairment loss of $291,129 and $10,542, respectively, for all remaining property and equipment and intellectual property as a result of management’s decision to withdraw the Company’s FDA 510(k) application related to the Nanomask™ technology. As of December 31, 2007, the Company maintained equipment of $28,000 at its net realizable value which was sold during 2009.

Results of Operations

Revenues:  During 2008, we reported a decrease in revenues of $14,671 or 100% from revenues for 2007, primarily due to our decision in late 2006 to forego our production of NanoMask™ and NanoMask™ replacement filter sales until such time as we received FDA clearance. We commenced production of the filters at the Company’s Henderson, Nevada facility during November 2005, which continued through the third quarter of 2006. At that point, production was moved to Nogales, Mexico. The facility was maintained until its closure in October 2008.

We marketed the NanoMask™ in fiscal 2005 and the first half of fiscal 2006 as a consumer product that did not require FDA clearance. In the third quarter of fiscal 2006, we decided to seek FDA clearance for this product as a Class II medical device.  The FDA application was submitted during September 2006. Following receipt of our initial premarket notification in 2006, FDA staff provided us with numerous requests for additional information relative to the safety and efficacy of the NanoMask™.  We submitted several related testing protocols for advance review and comment by FDA staff.  On March 27, 2007, one day prior to the due date for the entire responses, we submitted an incomplete response to the FDA’s request.  On April 10, 2007, we received a response from the FDA on this latest submission that included additional requests for further information and testing (including efficacy, safety, and shelf-life). However, on September 28, 2007, just prior to the expiration of the six month extension, the FDA 510(k) application was withdrawn, since the requested information and testing had not yet been completed.

While revenues were generated in 2007 from the sale of the emergency CPR assistance device, no such sales were made in 2008. This was primarily due to reductions in orders from the U.S. military. Government orders, historically, have been sporadic based upon the timing of their restocking requirements, although there are no guarantees as to when or if the government will continue to re-order any of the Company’s products. In addition to competition from other companies that may offer alternative products, governmental orders from the military are dependent on current foreign affairs and international conflicts and the need for emergency products in the U.S. military.

Additionally, we generated revenues in 2007 from sale of Superstat, a modified collagen hemostat, but none during 2008. We largely attribute this to our election to postpone any further development and significant marketing of this product and concentrate our resources toward FDA clearance of the NanoMask™ product.

Cost of Sales: During 2008, we reported a decrease in cost of sales of $42,773 or 100% from 2007 levels.  This was disproportionate to the decrease in sales of $14,671, due to continuing manufacturing overhead expenses during 2007 in Nogales, Mexico while production was suspended. Such costs in 2007 were borne while the FDA application was being reviewed for approval.

The significant components of our cost of sales include actual product cost, including outsourced manufacturing and packaging, overhead allocations, salaries and wages, rent and utilities, freight and shipping, and royalties paid on revenues generated.

Operating Expenses: General and administrative expenditures for 2008 as compared to 2007 decreased by $1,537,673 or approximately 68%, primarily due to reduced wages and officer compensation, advertising, travel, professional fees, and insurance, resulting from the decrease in expected demand for our products.

During July 2006, we issued a total of 750,000 shares of common stock to various consultants in connection with marketing, investor relations, legal, and other consulting services to be rendered.  The 750,000 shares of common stock represent, in the aggregate, payment of $1,140,000, valued at $1.52 per share, the closing market price of our common stock on the date that the consulting agreements were entered into.  The consulting agreements were each for a one-year term, the shares vested in equal increments, and the consulting expense was recognized over the same period. While $570,000 of the $1,140,000 consulting expense was recognized for the year ended December 31, 2006, the remaining $570,000 was recognized as consulting expense during 2007.

Also, during 2007, options were granted to certain personnel at a compensation expense of $280,903, of which $59,792 was for director services, but no such expenses were incurred during 2008. Additionally, after production and sale of the products were suspended during late 2006, we have aggressively attempted to reduce operating expenses, and continued to search for other means of reducing operating costs during 2007 and 2008.

Depreciation and Amortization: As of December 31, 2007, all property and equipment was written down to a net realizable value of $28,000. No depreciation expense was recognized during 2008 due to these assets being considered held for sale. During 2007, we recorded depreciation expense and amortization of leasehold improvements of $67,432.  In addition, we recorded amortization of patents and acquired technology of $958 for 2007.  More significantly, we recorded impairment write-downs on property and equipment of $291,129 and on the patents and acquired technology of $10,542 for 2007, based on management’s determination that the carrying value exceeded its net realizable value. We believe that the conditions necessitating this impairment adjustment occurred principally from our decision to withdraw our FDA application during the third quarter of 2007.

Research and Development (R&D) Costs: R&D costs were not significant for the periods presented, and we do not expect these costs to increase in the near future since we have decided to postpone any further development of additional pending products. If resources are available in the future, we intend to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of our research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Bad Debts:  During 2008, we recorded no bad debt expense compared to $977 for 2007. This bad debt expense arose from the significant delays in collections on certain account receivable balances due to the suspension of sales by the distributors pending FDA clearance of our NanoMask™ product.

Liquidity and Capital Resources

We have not been able to generate sufficient net cash inflows from operations to sustain our business efforts as well as to accommodate our growth plans.  Cash used by our operating activities for the years ended December 31, 2008 and 2007 was funded primarily by the sale of common stock for cash and from the issuance of short term notes payable.  Nevertheless, during early 2007, we raised $150,000 through a private offering of common shares with our former President/CEO and an additional $1,100,000 through a private offering of common shares with an individual.  In addition, this same individual agreed to loan a total of $200,000 to the Company during July and August 2007, pursuant to two separate $100,000 unsecured promissory notes, each with a term of one year and interest at prime plus 2%.  A private placement for 2,746,624 common shares was completed in June 2008, amounting to $270,335. Short term notes issued amounted to $667,332 during 2007 and $60,000 during 2008. Also, throughout 2008, management and board members continued to discuss other alternative financing options, but no definitive proposals or agreements were reached.

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

In 2004, we adopted a stock option and award plan (the "Plan") under which options to acquire our common stock or bonus stock may be granted from time to time to employees, including officers and directors and/or subsidiaries.  As of December 31, 2008, 1,479,000 shares of our common stock were issued pursuant to the Plan for the services of various individuals.  The 1,479,000 shares issued during 2004 were recorded at the fair market value of the shares on the date of issuance which was $0.45 per share for a total of $665,550.  However, a total of $492,540 of this amount was originally recorded as deferred compensation for services to be rendered to us in the future, and $45,000 was capitalized to patent and acquired technology costs related to one of our developing products.  Amortization of all deferred compensation was recorded as of December 31, 2007, of which $18,000 was recorded as deferred compensation expense during 2007.

At the filing date of this report, we do not believe that we currently have sufficient capital to sustain our business efforts for the next twelve months.  Accordingly, we will need to raise additional capital during 2011 to sustain operations.  These funds will be required to sustain our development and marketing efforts to sell our Nano Silver Technology and Nano Zyme products. We will then need working capital to maintain our operations once the product sales are initiated. We are also working on minimizing operating expenses, to the extent possible, by reducing overhead costs, salaries, and other consulting and professional fees, in order to conserve our available cash pending sales of the new products mentioned above.

Consequently, our ability to continue as a going concern may be dependent upon the success of our new business plan which, as explained above, includes a) generating sales of the new products noted above, b) continuing efforts to increase our product sales internationally through our broad network of distributors, and c) obtaining additional equity or debt financing.  We do not know if such additional capital will be available or available on terms acceptable to us.  We do not know if we will sustain operations long enough to generate revenues, to obtain additional equity or debt financing or otherwise execute our long-term business plans. Accordingly, for these and other reasons, in their report on our 2008 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern.

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

None

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

Pursuant to a letter from our independent auditors, dated August 1, 2011, that identified certain deficiencies in internal control over financial reporting as significant deficiencies identified as material weaknesses, we are in the process of making changes to our internal controls and procedures.  A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control.  A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control.

To overcome the material weaknesses, our principal executive and financial officers have provided additional substantive accounting information and data to our outside auditors in connection with their audit of the financial statements for the year ended December 31, 2008.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  Information as to our current and past directors and executive officers is presented below:

Name	Age	Position	Periods Held From and To
Edward Suydam	52	Chief Executive Officer: Director	March, 2010 – Present
Michael J. Marx	66	Chief Financial Officer; Director	December, 2009 –- Present
Marc Kahn	55	Chief Medical Officer; Director	June, 2009 – Present
David J. Willoughby	49	Vice President, Marketing & Sales; Director	July, 2011 – Present
Vicki L. Aksland	45	Director	July, 2011 – Present
Mark Cox	44	Director	February, 2010 – Present
Douglas Heath		Former Chief Executive Officer Former Director	January, 2009 – March, 2010 July, 2008 – March, 2010
Philip Dascher	72	Former Chief Executive Officer	January, 2007 – December, 2008
Douglas K. Beplate	55	Former President, Former Director	July, 2000 – February, 2007
Steve M. Hanni	42	Former Chief Financial Officer Former Secretary and Former Treasurer	November, 2002 – November, 2008 November, 2005 – November, 2008
John Masenheimer	66	Former Chief Operating Officer	July, 2006 – December, 2008
Lynn Hayse	59	Former Director of Regulatory Compliance	June, 2006 – June, 2007
Thomas Glenndahl	63	Former Director	May, 2002 – April, 2008
Dr. Raymond C.L. Yuan	66	Former Director	December, 1997 – December, 2008
William Rueckert	57	Former Director	November, 2006 – October, 2008
David Bloom	60	Former Director	May, 2004 – October, 2008

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

Michael J. Marx was appointed as the Company’s Chief Financial Officer (“CFO”) in December 2009. Mr. Marx is the Chief Executive Officer of CPA Services Unlimited, P.C., a private accounting firm located in Peekskill, New York, a position he has held since 1985. Mr. Marx began his professional career at Peat, Marwick, Mitchell & Co., CPAs (now KPMG, LLC) from 1967 to 1972.  From 1972 to 1974, he was Supervisor of the Audit Department for AMAX, Inc. (NYSE).  From 1974 to 1975, he was Assistant Corporate Controller for Esterline Corp. (NYSE), now a unit of ITT Corporation. He then joined EDO Corporation (NYSE) as Director of Auditing (1976 to 1981) and Director of Financial Management (1981 to 1984).  Mr. Marx received his B.S. from Lehigh University (1966) and his New York State CPA in 1972.

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

David J. Willoughby, Vice President- Marketing & Sales, was appointed on July 1, 2011. He has served in numerous marketing, sales, and product development capacities within the health care industry for the last 20 years. Since 2000 until joining the Company, Mr. Willoughby was Vice President of Granvid Technologies Inc., a health care marketing and intellectual property development company where he was responsible for marketing with a strategic focus on new product development and applications within the areas of infection control, wound care and biomaterial coatings. Prior to that position, from 1995 to 1999, he was instrumental in establishing Ultravena Industries USA Ltd., a medical device manufacturer which developed the first ever patented alternative donning technology for the medical latex and synthetic glove markets. At Ultavena, Mr. Willoughby was assigned responsibilities as senior marketing manager for Ultravena (Canada) before eventually overseeing the majority of the company’s North American dental and industrial market segment activities. From 1992 to 1995 Mr. Willoughby worked for DFS GmbH (Germany), holding the position of North American marketing manager responsible for building the company’s private label programs with internationally recognized health care manufacturers in the US, Canada and Japan. During his years in the health care industry, he has demonstrated strong skills in product development, channel marketing and sales management along with a thorough understanding of the processes behind effective international business development and management. His participation as an officer and director will add support and guidance in expanding both our domestic and international business strategies and activities.

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

Vicki L. Aksland was appointed as Director, effective July 1, 2011. Since April 2009 she has served as an Executive Assistant for the Company. Prior to that, from February 2006 to June 2010, she was employed as a licensed real estate salesperson with Coldwell Banker, Manteca, CA. From July 1996 to December 1998 she was employed with Re/Max Almond Valley as a licensed real estate salesperson with offices in Manteca and Ripon, CA and from March 1994 to June 1996 she was with Century 21 Yeoman's Real Estate in Tracy, CA as a licensed salesperson. From July 1987 to March 2005, she was co-owner and bookkeeper for Bennett's Backhoe Service. From February 1986 to February 1988, Ms. Aksland was a bookkeeper responsible keeping accounts for 5 Exxon stations. Her in-depth knowledge of the Company and her previous business experience make her particularly suited to understand what is necessary for the Company to succeed.

Former

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

Mr. Heath, Former CEO, is the founder and President of Manteca, California-based Nushake Roofing Inc., one of Northern California's largest re-roofing companies, which has been in continuous operation since 1976. Mr. Heath has also founded and operated a number of other business concerns, including the Gutter Guy Inc.; Hula in Motion, which operates a Hawaiian souvenir distribution company; and 2H Distributors Inc., a company which sold EFP's first NanoMask(TM).

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

Our current directors, Edward Suydam, Michael Marx, Marc Kahn, David Willoughby and Vicki Aksland , all serve the Company in various capacities and, therefore, are not deemed to be independent. Director Mark Cox is not an officer or employee and, therefore, may be deemed independent.

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

The board of directors met twice in person and two other times via telephone during 2008. In addition, the executive committee of the board of directors met separately one time during fiscal 2007.

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

We are not obligated to have an audit committee nor to comply with any requirements for its composition should it have one. Our Board of Directors established an Audit Committee on March 2, 2007, consisting of the two independent board members, William Rueckert and David Bloom.  Mr. Rueckert was appointed Chair of the Audit Committee and would qualify as a financial expert in accordance with SEC guidelines, if they were applicable to us. However, the Audit Committee had been totally inactive since all of its members had resigned in late 2008 until it was re-activated and increased in scope to include compensation policy during early 2010. Michael J. Marx and Marc Kahn, neither of whom is independent of management, comprise the Audit and Compensation Committee.  The Board of Directors decides on the recommendations made by the Audit and Compensation Committee.

Code of Ethics

We have a Code of Ethics for our executive officers and key employees.  The Code of Ethics is posted on our website at www.nmihealth.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2008, the end of our last completed fiscal year for which this report is being filed):

					Long-	Term	Compensation
		Annual	Compensation		Awards		Payouts
Name and Principal Position	Year	Salary	Bonus ($)	Other Annual Compensation	Restricted Stock Awards	Options / SARS	LTIP Payout	All Other Compensation

Douglas	2008	$0 (1)	$0 (2)	$0	$0 (2)	$0	$0	$0
Beplate,	2007	$0 (1)	$0 (2)	$0	$0 (2)	$0	$0	$0
President	2006	$96,000 (1)	$0 (2)	$0	$18,000 (2)	$0	$0	$0

Steve	2008	$80,000 (3)	$0	$0	$0	$0	$0	$0
Hanni,	2007	$80,000 (3)	$0	$0	$0	$0	$0	$0
CFO	2006	$70,000 (3)	$0	$0	$0	$0	$0	$0

(1) In 2006, Mr. Beplate received $78,000 in cash and the remaining $18,000 was accrued.  Total remaining unpaid salary due to Mr. Beplate at December 31, 2006 totaled $18,000. The balance accrued at December 31, 2007 and 2008 was $18,000. This balance was subsequently extinguished when Mr. Beplate accepted 200,000 shares at a valuation of $5,600.

(2) In 2006, Mr. Beplate received 18,557 shares issued at $0.97 per share as a director’s fee totaling $18,000.

(3) In 2006, Mr. Hanni received $41,667 in cash and the remaining $28,333 was accrued.  Total remaining unpaid salary due to Mr. Hanni at December 31, 2006 totaled $43,333. In 2007, Mr. Hanni received $95,000, leaving unpaid salary of $28,333 at December 31, 2007. In 2008, Mr. Hanni received $6,667 and accrued salary for 2008 of $66,667 leaving a balance due of $88,333 at December 31, 2008. This balance was subsequently extinguished when Mr. Hanni accepted 200,000 common shares at a valuation of $5,600.

Effective June 1, 2006 and July 1, 2006, respectively, we entered into one-year employment agreements with our Chief Operating Officer and our Director of Regulatory Compliance, subject to renewal, with annual salaries aggregating $186,808.

We had an oral agreement with Steve Hanni, Chief Financial Officer / Secretary / Treasurer, calling for salary payments of $80,000 per year for his part-time services.  Accrued payroll for Mr. Hanni totaled $43,333 as of December 31, 2006 and $28,333 at December 31, 2007.  We also had an oral agreement (through his resignation date) with Douglas Beplate, President, calling for salary payments of $96,000 per year.  Accrued payroll for Mr. Beplate totaled $18,237 as of December 31, 2006, 2007 and 2008.  Mr. Beplate resigned as President on February 16, 2007.  Any accrued amounts are non-interest bearing and subject to change only upon approval by the Board of Directors.

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

Accordingly, during 2007 and 2008 the Company issued no shares to its directors as Director Compensation.

Current Officer and Director Compensation

As of the filing date of this Report, the Company has annual compensation agreements with the its current management team that run through December 31, 2011, all subject to renewal by mutual agreement, as follows:

Edward Suydam	Chief Executive Officer and President	$150,000
Michael J. Marx	Chief Financial Officer	$80,000
Marc Kahn	Chief Medical Officer	$80,000
David J. Willoughby*	Vice President, Marketing & Sales	$50,000

*Mr. Willoughby was appointed July 1, 2011. His compensation agreement is for six months. He was also awarded a signing bonus of 100,000 shares of the Company’s restricted common stock.

All of the above officers also serve as directors however, none receive any additional compensation for their service as directors. Directors Mark Cox and Vicki Aksland each receive $15,000 per year as a fee for their service as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; ALSO, RELATED STOCKHOLDER MATTERS.

The following table sets forth as of July 29, 2011, the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 72,193,713 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.  Beneficial ownership numbers and calculation of % of class assume the exercise of any outstanding options and warrants and the corresponding increase in the number of outstanding shares.

Title of Class	Name and Address	Number of Shares	% of Class

Common	Josiah T. Austin 12626 Turkey Creek Road Pearce, AZ 85625	11,426,839	15.38%

Securities Ownership of Officers and Directors

Title of Class	Name and Title	Number of Shares	% of Class

Common	Edward Suydam Chief Executive Officer	6,635,201	8.93%
Common	Michael J. Marx Chief Financial Officer	5,019,759	6.76%
Common	Marc Kahn Chief Medical Officer	9,767,293	13.15%
Common	David Willoughby Vice President, Marketing & Sales	600,000.81%
Common	Vicki Aksland Director	356,133.48%
Common	Mark Cox Director	1,656,521	2.23%

	Total (6 persons)	24,034,907	32.36%

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

As of December 31, 2008, 1,479,000 shares of our common stock have been issued pursuant to the Plan for the services of various individuals.  The 1,479,000 shares (issued during 2004) were recorded at the fair market value of the shares on the date of issuance, which was $0.45 per share for a total of $665,550. As of December 31, 2008 and 2007, there was no deferred compensation and all capitalized patent and acquired technology costs had been written off. While there are 1,021,000 common shares available for future issuance, security holders have not approved any further equity compensation awards under the Plan.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following related party transactions occurred during the years ended December 31, 2008 and 2007 which are required to be disclosed pursuant to Item 404 of Regulation S-K.

Stock Issuances to Related Parties

None.

Applied Nanoscience Inc.

During June 2004, we entered into a licensing agreement with Applied, a related company due to some common ownership, directors and employees, which includes a 2.5% royalty on the gross sales of any and all products utilizing the nano-coatings technology on any filter configuration for environmental masks and any other application for US military use only.  No royalties were paid and/or accrued pursuant to this agreement for the years ended December 31, 2008 and 2007, respectively.

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

On December 29, 2010, the Company received a complaint from Applied, filed in the District Court of Clark County in Nevada (Case No. A-10-631192-C), seeking collection of notes payable to Applied in the amount of $453,500, including accrued interest. On February 1, 2011, we countersued for breach of contract and claims related thereto. Our management believes that the value of its counterclaim will exceed the value of the claims asserted against the Company but cannot fully assess the outcome of the action at this time. Accordingly, management believes that no provision is required in excess of the recorded liability to Applied in the accompanying financial statements related to this complaint.

ITEM 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Information required by Item 9(c) of Schedule 14A

 1) Audit Fees - The aggregate fees billed or estimated and expected to be billed for professional services rendered by our registered public accounting firm, Piercy Bowler Taylor & Kern, Certified Public Accountants (“PBTK”), for the audits of our annual financial statements and review of our quarterly financial statements for fiscal years 2008 and 2007 were approximately $80,000 and $120,000, respectively.

 2) Audit-Related Fees – The aggregate fees billed for professional audit-related services rendered during fiscal years 2008 and 2007 by PBTK were approximately $0 and $0, respectively.

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

Signature	Title	Date
/S/ Edward Suydam	Director	August 1, 2011
/S/ Michael J. Marx	Director	August 1. 2011
/S/ Marc Kahn	Chief Medical Officer; Director	August 1, 2011
/S/ David J. Willoughby	Vice President, Marketing & Sales; Director	August 1, 2011
/S/ Vicki L. Aksland	Director	August 1, 2011
/S/ Mark Cox	Director	August 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nano Mask, Inc.

Reno, Nevada

We have audited the accompanying balance sheets of Nano Mask, Inc. (formerly, Emergency Filtration Products, Inc.) (the Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, its financial position as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9, the Company has incurred a series of net losses resulting in a working capital deficiency of $1,681,753 and a stockholders’ equity deficiency of $1,653,753 as of December 31, 2008, and its ability to pay its obligations when due and to continue operations is dependent upon its ability to develop and sell its products or obtain additional financing with acceptable terms.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern, Certified Public Accountants

Las Vegas, Nevada

August 1, 2011

NANO MASK, INC. (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)
Balance Sheets December 31, 2008 and 2007

ASSETS
	2008	2007
CURRENT ASSETS
Cash	$ -	$ 19,768
Accounts receivable, net		318
Prepaid expenses and other	-	62,304

	-	82,390

EQUIPMENT HELD FOR SALE	28,000	28,000

	$ 28,000	$ 110,390

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 456,180	$ 356,547
Accrued expenses	490,466	261,749
Notes payable	735,107	625,972

	1,681,753	1,244,268

STOCKHOLDERS' EQUITY DEFICIENCY
Common stock, $.001 par, 100,000,000 and 50,000,000 shares authorized,
47,865,535 and 45,118,911 shares issued and outstanding	47,866	45,119
Additional paid-in capital	19,002,808	18,735,220
Deficit	(20, 704,427)	(19,914,217)

	(1,653,753)	(1,133,878)

	$ 28,000	$ 110,390

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)
Statements of Operations For the years ended December 31, 2008 and 2007

	2008	2007

SALES, net of returns	$ -	$ 14,671

COSTS AND EXPENSES
Cost of sales		42,773
Inventory write-down		376,879
Impairment loss adjustments		301,671
Research and development	1,702	3,061
Selling, general and administrative	738,314	2,275,906

	740,016	3,000,290

LOSS FROM OPERATIONS	(740,016)	(2,985,619)

OTHER INCOME (EXPENSE)
Interest expense	(50,194)	(17,297)
Interest income	-	318

	(50,194)	(16,979)

NET LOSS	$ (790,210)	$ (3,002,598)

BASIC LOSS PER SHARE	$ (0.02)	$ (0.07)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	46,824,753	44,792,118

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.)
Statements of Stockholders' Equity (Deficiency)
For the Years Ended December 31, 2008 and 2007
						Total
	Common Stock		Additional	Deferred		Stockholders'
	Shares	Dollars	paid in capital	Compensation	Deficit	Equity (Deficiency)
Balances, January 1, 2007	42,684,636	$ 42,685	$ 17,206,751	$ (588,000)	$(16,911,619)	$ (250,183)
Common stock issued for cash at $0.5135 per share	2,434,275	2,434	1,247,566	-	-	1,250,000
Issuance of stock options to key officer			161,320	-	-	161,320
Issuance of options for services rendered			119,583	-	-	119,583
Amortization of deferred compensation				588,000	-	588,000
Net loss	-	-	-	-	(3,002,598)	(3,002,598)

Balances, December 31, 2007	45,118,911	45,119	18,735,220	-	(19,914,217)	(1,133,878)
Common stock issued for cash at an average $0.0984 per share	2,746,624	2,747	267,588	-	-	270,335
Net loss	-	-	-	-	(790,210)	(790,210)
Balances, December 31, 2008	47,865,535	$ 47,866	$ 19,002,808	$ -	$(20,704,427)	$ (1,653,753)

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)
Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (790,210)	$ (3,002,598)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation		67,432
Amortization of patent costs		958
Impairment adjustments		301,671
Bad debts		977
Inventory write-down		376,879
Valuation of options granted for services rendered		280,903
Common stock issued for services rendered		588,000
Changes in operating assets and liabilities:
Accounts receivable	318	1,782
Prepaid expenses and other	62,304	(14,107)
Inventory		(27,324)
Deposits		28,810
Accounts payable	154,228	(18,731)
Accrued expenses	228,717	(70,026)
Litigation settlement	-	(300,000)

Net cash used in operating activities	(344,643)	(1,785,374)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash, including through the exercise
of warrants	270,335	1,250,000
Repayment of officer advances		(50,000)
Issuance of short-term notes payable	60,000	667,332
Payments on short-term notes payable	(5,460)	(67,768)

Net cash provided by financing activities	324,875	1,799,564

NET INCREASE (DECREASE) IN CASH	(19,768)	14,190

CASH, BEGINNING OF YEAR	19,768	5,578

CASH, END OF YEAR	$ -	$ 19,768

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2008 and 2007

NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Nano Mask, Inc. (formerly, Emergency Filtration Products, Inc.) (the “Company”) is a materials-technology development company focused on health and wellness-related markets. The Company is evolving from a specialty filter products Company that developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems into a Company that plans to provide a proprietary line of antibacterial and antimicrobial products for the hospital, clinic and health industry (Note 9, Going Concern uncertainty).

Significant accounting policies

Inventory. The Company carries inventory (Note 3) at the lower of cost (determined on a first-in, first-out basis) or market.

Patents and acquired technology costs. Amortization was provided over an estimated economic useful life. Management reviews the carrying value and the estimated life of these assets annually for evidence of impending obsolescence or other impairment and considers, based on current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence, whether any write-downs should be taken or whether the estimated useful lives should be shortened (Note 2).

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts.  Actual results could differ from those estimates.

Equipment held for sale. When equipment is no longer in use and is intended to be sold, depreciation is discontinued and the carrying value is adjusted to not more than fair value (Note 4).

Loss per share. The computation of basic loss per share of common stock is based on the weighted-average number of shares outstanding during the period of the financial statements.  No diluted loss per share is presented since the effect of inclusion of common stock equivalents would be anti-dilutive due to losses. There were no warrants issued during 2007 and 2008.

Revenue recognition and sales returns. The Company recognizes revenue for its products generally when the product is shipped and title passes to the buyer. The Company provides an allowance for sales returns based upon estimated and known returns.  For recording of inventory returns, see Note 3.

Legal defense costs. The Company does not include estimated future legal and related defense costs in accruable loss contingencies but rather records such costs as expense of the period when the related services are provided.

Stock-based compensation. Restricted stock units are valued at the Company’s stock price on the date of grant and amortized through expense over the requisite service period on a straight-line basis. The Company uses the Black-Scholes option- pricing method to establish the fair value of share-based option awards. The Company’s determination of fair value of share-based option awards on the date of grant using an option-pricing model is affected by the following assumptions regarding complex and subjective variables. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2008 and 2007

NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies (Continued)

Stock-based compensation (continued)

•	Expected dividend yield — As the Company has not historically paid dividends, the dividend rate variable in the Black-Scholes model is zero.

•

Risk-free interest rate — The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

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

The following assumptions were used to estimate the fair value of stock options:

For the Year Ended
	2008 (*)	2007

Expected dividend yield	-	-
Risk-free interest rate	-%	4.57 – 4.81%
Expected term (in years)	-	7-10 years
Expected volatility	-%	96.24 – 101.47%
(*) No options awards were granted during 2008.

Reclassifications. Certain minor reclassifications to prior year amounts have been made to conform to the current year’s presentation.

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

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2008 and 2007

NOTE 2   PATENTS AND ACQUIRED TECHNOLOGY (Continued)

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

Royalties of $0 and $2,018 were paid and/or accrued pursuant to this agreement for the years ended December 31, 2008 and 2007, respectively.

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

In 2006, an evaluation of the Company’s intellectual property performed by an independent valuation specialist, resulted in an estimated fair value determination of $11,500 as of December 31, 2006. After amortizing $978 as expense in 2007, a further impairment loss of $10,542 was recognized for the remaining balance during September, 2007, in recognition that the FDA 510(k) application withdrawal at the time removed any reasonable probability of realization of the value previously assigned to the intellectual property and acquired technology rights.

NOTE 3:  INVENTORY

Because of potential shelf-life issues on the NanoMask™ filters and our withdrawal of the pending FDA application of the NanoMask™ and NanoMask™ filters, the Company recorded a lower of cost or market reduction in inventory of $376,879 in September, 2007 because management considered its realization doubtful through future sales, in substantial part because the shelf-life of the nanoparticle technology had run to the point that its effectiveness had lapsed.

NOTE 4:  EQUIPMENT HELD FOR SALE

At September 30, 2007, the value of all property and equipment was determined to be impaired, due to the FDA 510(k) application withdrawal. Accordingly, an impairment loss of $291,129 was recognized at that time, thereby leaving a residual salvage value of $28,000, which was available for sale and sold during April 2009.

NOTE 5: NOTES PAYABLE

During 2007, the Company borrowed $667,332 from various vendors and a major stockholder. All of the notes are payable in one year and bear annual interest at either 6% or the prime rate, plus 2%.  Interest expense for the year totaled $17,297, of which $2,507 was paid in 2007. The balance at December 31, 2007 was $625,972 of which $382,140 consisted of loans from Applied (Note 9, Litigation). Furthermore, $200,000 represents a loan from a major stockholder and $30,000 from two directors of the Company.

During 2008, the Company borrowed $60,000 in cash and converted a vendor liability into a note for $54,595, plus interest at 10% per annum. The conversion of the vendor liability to a short-term note payable is considered a non-cash financing activity. Interest expense for 2008 amounted to $50,194, of which $3,243 was paid in 2008. The balance of loans payable at December 31, 2008 was $735,107 of which $412,140 represented loans from Applied (Note 9, Litigation).

 NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2008 and 2007

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

The Company issued 1,479,000 shares pursuant to the Plan prior to 2005, which were recorded at the quoted market value of the shares on the date of issuance ($0.45 per share or a total of $665,550).  Of this amount, $0 and $24,000 was amortized and charged to compensation expense during 2008 and 2007, respectively.  No options were awarded under the Plan subsequent to 2004. As of December 31, 2008 and 2007, all shares under the Plan have been fully expensed.

On various occasions, the Company has granted warrants to purchase common stock in conjunction with certain stock issuances for cash.  No Company stock warrants were issued, exercised or expired during 2008 and 2007 and there were no warrants outstanding as December 31, 2008 and 2007.

Effective January 29, 2007, the Company hired Philip Dascher as its Chief Executive Officer.  As compensation for his services as CEO, Mr. Dascher agreed to accept options to purchase up to 850,000 shares of the Company’s common stock at an exercise price of $0.76 per share, the closing price of the Company’s stock on the date Mr. Dascher accepted his appointment, exercisable for seven years from the date of grant.  100,000 options vested immediately, and an additional 150,000 options vested on May 1, 2007, at the completion of certain organizational and administrative tasks, including the presentation to the Board of one year and three year budget plans.  Additional vesting would be subject to the achievement of various strategic objectives, including the receipt of FDA approval for the Company’s NanoMask™ product and budget planning for fiscal 2008 and 2009.  As a result, compensation expense of $0 and $161,320 was recorded for the years ended December 31, 2008 and 2007, respectively, for the 250,000 options that were fully vested as of May 1, 2007.

In April 2007, the Company granted 400,000 common stock options to certain officers and directors, with an exercise price of $0.48 per option, exercisable until April 5, 2010.

All of the above options have expired except the 250,000 shares granted to Mr. Philip Dascher which expire in 2014.

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2008 and 2007

NOTE 6:   STOCK OPTIONS AND WARRANTS (continued)

During July 2007, the Company also granted an additional 50,000 common stock options to consultants for services rendered related to the FDA 510(k) application process. These options are exercisable at $0.31 per share for three years from the grant date.  These options vest, however, upon receipt by the Company of FDA clearance of its NanoMask™ products. Since the condition of FDA approval never occurred during the three year period, such options lapsed in July, 2010.

A summary of the status of our outstanding stock options at December 31, 2008 and December 31, 2007 and the related changes during the periods then ended is presented below:

	December 31, 2008		December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of period	1,300,000	$.66	-	$ -
Granted	-	-	1,300,000	$.66
Expired/Cancelled	600,000	$.76	-	$ -
Exercised	-	-	-	$ -
Outstanding end of period	700,000	$.57	1,300,000	$.66
Exercisable	650,000	$.59	650,000	$.59

The following table summarizes the range of outstanding and exercisable options as of December 31, 2008:

		Outstanding		Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Expiration Date	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$.76	250,000	1/24/14	$.76	250,000	$.76
$.76	600,000	12/26/08	$.76	-	-
$.48	400,000	4/5/10	$.48	400,000	$.48
$.31	50,000	7/24/10	$.31	-	-

NOTE 7:  OTHER STOCK TRANSACTIONS

In February and March 2007, the Company issued 2,434,275 shares of common stock in a private placement at $.5135 per share for a total of $1,250,000, without identifiable offering costs.

In April and June 2008, the Company issued 2,746,624 common shares  in two private placements amounting to $270,335.

See also Note 11.

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2008 and 2007

NOTE 8:  INCOME TAX

At December 31, 2008, the Company had net operating loss carry-forwards of $13,115,377 that may be offset against future taxable income.  These operating loss carry-forwards expire in the years 2012 through 2027. However, the Company may be limited in its ability to fully utilize its net operating loss carry-forwards and realize any benefits in the event of certain ownership changes described in Internal Revenue Code Section 382.

No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carry-forwards that would result in a deferred tax asset of $4,459,229 is effectively offset by a 100% valuation allowance primarily because of significant uncertainty as to the Company’s ability to continue as a going concern (Note 9). Details of the reason there is no income tax benefit such as would ordinarily be computed at federal statutory rates of approximately 34% are as follows:

	2008	2007
Income tax benefit at statutory rate	$ 268,671	$ 1,020,883
Differences in amortization of patent and acquired technology costs, including impairment losses		29,973
Depreciation and disposal of assets differences		(3,508)
Write-offs of prior year bad debt provisions		54,114
Non-deductible accruals
Non-deductible expenses from common stock issued or options granted for services rendered	-	(295,427)
	268,671	806,035
Change in valuation allowance	(268,671)	(806,035)
	$ -	$ -

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2008 and 2007

NOTE 8:   INCOME TAX (continued)

Deferred tax assets (liabilities) are comprised of the following at December 31, 2008:

Operating loss carry forwards	$ 4,459,228
Less valuation allowance	(4,459,228)

Net deferred tax assets	$ -

NOTE 9: COMMITMENTS AND CONTINGENCIES

Going concern.  The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at December 31, 2008.  In addition, at December 31, 2008, the Company has a working capital deficiency of $1,681,753. Beginning in the third quarter of 2008, the United States has been experiencing a severe and widespread recession accompanied by, among other things, instability in the financial markets and reduced credit availability, and is also engaged in war, all of which are likely to continue to have far reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related risks and uncertainties on the Company's ability to obtain financing, success in its marketing efforts and ultimately, profitable operations and positive cash flows, cannot be estimated at this time. Consequently, the Company’s ability to continue as a going concern will be dependent upon economic developments and the success of management's plans as set forth below, which cannot be assured.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

During early 2007, the Company raised $1,250,000 through a private sale of common shares, $150,000 from its former President/CEO and an additional $1,100,000 from a significant shareholder.  In addition, this same significant shareholder agreed to loan a total of $200,000 to the Company during July and August 2007, pursuant to two separate $100,000 unsecured promissory notes, each with a one-year term and interest at prime plus 2%.  Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached. The maturity dates of the notes have not been extended, but in June 2009, notes in the principal amount of $225,000, plus accrued interest of $36,059, were converted into 1,867,668 common shares.

Two private placements for 2,746,624 shares were completed in June 2008 raising $270,335.

The foregoing notwithstanding, management does not believe the Company currently has sufficient capital to sustain its planned business activities for the next twelve months following the issuance of these financial statements. Accordingly, while management has historically been successful generating sufficient funds to sustain operations, there is no assurance that they will continue to do so. Nevertheless, the Company will seek additional capital to sustain its operations, either through additional private placements of common stock or loans, possibly unsecured, until such time as its operations are self-sustaining.  These funds will be required to continue the Company’s efforts to generate sales of its products and to provide sufficient working capital to meet the expected sales demand.

Litigation.  On July 27, 2006, a complaint was filed against the Company, its former President, and Applied.  On July 5, 2007, the Company and Applied reached a litigation settlement agreement with the plaintiff, for payments of $300,000 each by the Company and Applied.  The Company has recorded a litigation settlement accrual for its share of the settlement as of December 31, 2006.  During 2007, the Company paid $75,000 of the settlement and the remaining $225,000 was paid to the plaintiff on the Company’s behalf by Applied in exchange for various promissory notes executed by the Company.

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2008 and 2007

NOTE 9: COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

On December 29, 2010, the Company received a complaint from Applied seeking collection of the as yet unpaid notes payable to Applied in the amount of $453,500, plus interest and litigation expenses. On February 1, 2011, the Company countersued for breach of contract and related claims. The Company believes that the value of its counterclaim will exceed the value of the claims asserted against it, and accordingly, no loss provision has been recorded in connection with this matter.

Lease commitments.  Rent expense for all operating leases was $58,628 and $255,275 for 2008 and 2007, respectively. Thereafter, the Company no longer maintained any non-cancellable operating leases.

NOTE 10:   OTHER RELATED PARTY TRANSACTIONS

Accrued expenses at December 31, 2008 include accrued wages ($283,775) and advances ($118,000) due to various officers and employees. Amounts are non-interest bearing, unsecured and due on demand.

Amounts payable to related parties is summarized as follows:

Balance, January 1, 2007	$ 264,071
Unpaid 2007 wages	99,134
2007 payments	(145,000)
Balance, December 31, 2007	218,205
Payments	(6,667)
Unpaid 2008 Wages	180,237
2008 advances	10,000

Balance, December 31, 2008	$ 401,775

In addition to the related party matters discussed in Note 5, the Company has recorded royalties to Applied totaling $0 and $2,018 for the years ended December 31, 2008 and 2007, respectively, pursuant to the royalty agreement described in Note 2.

NOTE 11:  SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company paid vendors or vendors accepted common stock whereby the consideration accepted amounted to less than the debt outstanding prior to settlement or conversion into common stock. This has generated debt extinguishment in trade and other payables of approximately $391,151.

On April 28, 2009, the Company announced that a majority of its shareholders had voted to change the Company’s name from Emergency Filtration Products, Inc. to Nano Mask, Inc.

In June 2009, two unrelated note-holders agreed to convert their notes and accrued interest, totaling $255,673, into 1,826,237 units of common shares and warrants to purchase common shares at an exercise price of $.50 per share exercisable until June 17, 2011. In addition, another non-affiliate agreed to convert his note of $5,386 into 41,431 common shares at $.13 per share.

NANO MASK, INC.

                                               (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

Notes to the Financial Statements (continued)

For the Years Ended December 31, 2008 and 2007

NOTE 11:  SUBSEQUENT EVENTS (Continued)

Also in June 2009, the Company issued 2,594,597 units of common shares and warrants to purchase common shares at $.50 per share, exercisable for two years, for total proceeds of $464,000, settlement of $39,919 in expenses incurred by three key officers and conversion of a $15,000 loan made by a key officer.

Furthermore, the Company has received $87,500 in cash advances from two executive officers during 2010 and $58,500 in 2011. In July, 2010 an executive officer converted the Company’s note payable to him of $10,000 into 196,078 common shares. In addition, a significant shareholder loaned the Company $25,000 with interest at prime, plus 2%, payable in six months from February 22, 2011. Moreover, during 2011 the Board of Directors has authorized the conversion of $93,500 in loans from one of its executives into 2,866,477 common shares at an average price of $.033 per share. In July, 2011, 400,000 shares of common stock were issued in a private placement to an individual investor.

The following table summarizes the issuance of common shares subsequent to December 31, 2008, and their related amounts for cash proceeds from private placements, compensation and expense reimbursements and note payable conversions to common shares:

	Cash Proceeds		Compensation and Expense Reimbursements		Conversions from Loans Payable
Year ended December 31,	Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
2009	2,320,000	$464,000	1,543,333	$400,079	1,942,668	$276,059

2010	-	$ -	4,041,315	$264,618	196,078	$ 10,000

Through July 29, 2011	400,000	$10,000	11,018,307	$261,070	2,866,477	$ 93,500