Form 10-Q
period 2009-06-30
Nano Mask, Inc.
filed 2011-09-09
CIK 1088213

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2009

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

At September 9, 2011, there were outstanding 74,961,568 shares of the Registrant's Common Stock, $.001 par value.

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT SEPTEMBER 9, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Balance Sheets
	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 12,051	$ -
Prepaid expenses and other	5,000	-
	17,051	-

EQUIPMENT HELD FOR SALE	-	28,000

	$ 17,051	$ 28,000

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 484,996	$ 456,180
Accrued expenses	662,201	490,466
Notes payable	490,107	735,107
	1,637,304	1,681,753

STOCKHOLDERS' EQUITY DEFICIENCY

Common stock, 100,000,000 and 50,000,000 shares authorized of $0.001 par value, 50,046,369 and 47,865,535 shares issued and outstanding	50,016	47,866
Additional paid-in capital	19,341,251	19,002,808
Deficit	(21,011,520)	(20,704,427)
	(1,620,253)	(1,653,753)

	$ 17,051	$ 28,000

The accompanying notes are an integral part of these financial statements.

NANO MASK INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

COSTS AND EXPENSES
Research and development	$ 32,885	$ -	$ 63,158	$ 1,702
Selling, general and administrative	111,684	282,974	207,589	486,541
	144,569	282,974	270,747	(488,243)

LOSS FROM OPERATIONS	(144,569)	(282,974)	(270,747)	(488,243)

OTHER INCOME (EXPENSE)
Gain on settlement of vendor liabilities and other	181	-	12,437	-
Loss on debt extinguishment	(20,000)	-	(20,000)	-
Interest expense	(16,477)	(13,134)	(28,783)	(24,531)
	(36,296)	(13,134)	(36,346)	(24,531)

NET LOSS	$ (180,865)	$ (296,108)	$ (307,093)	$ (512,774)
BASIC LOSS PER SHARE	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	48,072,725	46,426,157	47,969,702	45,772,534

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Cash Flows For the Six Months Ended June 30, 2009 and June 30, 2008 (Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (307,093)	$ (512,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for company expenses incurred	16,930	-
Loss on debt extinguishment	20,000	-
Gain on settlement of vendor liabilities	(12,256)	-
Changes in operating assets and liabilities:
Accounts receivable	-	318
Prepaid expenses	(5,000)	37,118
Accounts payable	41,072	39,689
Accrued expenses	205,398	129,494
Net Cash Used In Operating Activities	(40,949)	(306,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of equipment held for sale	28,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	25,000	270,335
Proceeds from the issuance of short-term notes payable	-	89,135

Cash Provided By Financing Activities	25,000	359,470

NET INCREASE IN CASH	12,051	53,315

CASH AT BEGINNING OF PERIOD	-	19,768

CASH AT END OF PERIOD	$ 12,051	$ 73,083

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited)

For the Six Months Ended June 30, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-K. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008, from which the balance sheet information as of that date is derived. These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

NOTE 2 – FAIR VALUE MEASUREMENTS

The carrying values of prepaid expenses, accounts payable, accrued expenses and short term notes payable generally approximate the respective fair values of these instruments due to their current nature. The Company values its warrants and non-cash common stock transactions under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements (ASC 820), which defines fair value and the criteria for its determination.

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company uses Level 3 inputs to value warrants issued, and Level 1 inputs to value its non-cash common stock transactions (Note 5).

The results of operations for the six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited) (Continued)

For the Six Months Ended June 30, 2009 and 2008

NOTE 3 – LOSS PER SHARE

Following is information relative to the computation of basic loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net loss	$ (180,865)	$ (296,108)	$ (307,093)	$ (512,774)

Weighted-average shares outstanding	48,072,725	46,426,157	47,969,702	45,772,534

Basic loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted-average shares issuable upon the exercise of outstanding stock warrants and options were not included in the foregoing calculations at June 30, 2009 and 2008, because in loss periods, to do so would be anti-dilutive.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at June 30, 2009 and the Company has a substantial working capital deficiency at June 30, 2009.

Unsecured loans were received by the Company in 2008 totaling approximately $60,000, which have been used to fund the continued operations of the Company. During the three months ended June 30, 2008, an additional $270,335 has been received from the issuance of a total of 2,746,624 shares of common stock to various investors.  In June 2009, the Company authorized issuance of 2,594,597 units of common shares and warrants (to purchase common shares at $.50 per share, exercisable for two years) to raise capital and settle various debt obligations. Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

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

.

Throughout most of 2008, the Company continued to make substantial efforts to secure authority from the FDA to market its NanoMask™ product as a class II medical device in the United States and to export it from the United States. On June 13, 2008, the Company filed a 510(k) pre-market notification with the FDA for the NanoMask™ product. However, the Company subsequently withdrew from this process when Applied Nanoscience, Inc. (Applied), who licensed the nanoparticle formulation to the Company, did not provide the nature of its NanoMask™ particle composition. Late in 2010, the Company decided to focus its efforts in developing sales of two new, major products: Nano Silver Hospital products and Nano Zyme products.

Consequently, the Company’s ability to continue as a going concern will be dependent upon the success of

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited) (Continued)

For the Six Months Ended June 30, 2009 and 2008

management's future plans as set forth above, which cannot be assured.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 5 – SHARE-BASED TRANSACTIONS

Restricted shares.  During the second quarter of 2009, an unrelated party agreed to accept 41,431 restricted common shares, valued at the date granted at $0.13 per share, in full settlement of a note payable of $5,386, including $386 of accrued interest.

Warrants.  On various occasions during the six months ended June 30, 2009, the Company sold a total 125,000 “units” to unrelated parties for $25,000 in cash.  Each unit was priced at $0.20 and consisted of a share of common stock and a warrant to purchase a share of common stock.  Additionally, in June 2009, two unrelated note holders agreed to accept 1,826,237 such units in connection with the settlement of notes payable of $250,000, plus accrued interest of $34,048.  Lastly, through June 2009, the Company issued a total of 84,654 similar units to certain officers in connection with reimbursements for costs incurred on behalf of the Company totaling approximately $17,000.

The aforementioned warrants issued each had a two-year term with an exercise price of $0.50 per share, and were immediately exercisable. The terms of the warrants did not obligate the Company to register shares of common stock, nor did they obligate the Company to settle in cash or other assets.  Accordingly, no liability has been recorded in connection with the outstanding warrants.  As of the latest balance sheet date presented, 1,951,237 warrants remained outstanding until various expiration dates in 2011.

The warrants issued in connection with the settlement of notes payable and officer reimbursements were valued at approximately $20,000, using a Black Scholes-Merton (BSM) option pricing model.  The assumptions (most significantly based on level 3 fair value inputs) used in the BSM model included the Company’s closing stock price on the grant date, a volatility factor of 54% based on historical volatility over a limited period, judgmentally determined by management to be most predictive of a reasonably expected future volatility based on relevant facts and circumstances, a risk-free interest rate of 1.5% and expected dividends of $0.  The resultant estimated fair value of the warrants issued in connection with the settlement of debt ($19,000) and reimbursement of employee costs ($1,000) was recorded as loss on debt extinguishment during the second quarter of 2009.

The warrants have no intrinsic value as of June 30, 2009.

NOTE 6 – OTHER SIGNIFICANT TRANSACTIONS AND EVENTS

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

Unsecured loans were received by the Company in 2008 totaling approximately $60,000 which has been used to fund the continued operations of the Company. In April and June 2008, two private placement offerings totaling 2,746,624 common shares were completed and generated net proceeds of $270,335.

Gain from settlement of vendor liabilities and other largely represents $12,256 from settlements with vendors of their receivables from the Company.

NOTE 7 – SUBSEQUENT EVENTS

During 2010 and 2011, the Company received cash advances from two executive officers of $87,500 and $68,500, respectively. In July 2010, an executive officer accepted 196,078 common shares as repayment of the Company’s

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited) (Continued)

For the Six Months Ended June 30, 2009 and 2008

note payable to him of $10,000. In addition, a significant shareholder loaned the Company $25,000 with interest at prime, plus 2%, payable in six months from February 22, 2011. Moreover, during 2011 the Board of Directors has authorized the repayment of $93,500 in loans from one of its executives with 2,866,477 common shares at an average price of $.033 per share. In July 2011, 400,000 shares of common stock were issued in a private placement to an individual investor.

In 2009 through 2011, the Company negotiated settlements with vendors, including the $12,256 noted under Note 4, which has resulted in reductions of approximately $403,000 in trade payables and accrued expenses.

The following table summarizes the issuance of common shares in subsequent periods and their related amounts for cash proceeds from private placements offerings, stock-based compensation and expense reimbursements and notes payable conversions to common shares:

	Cash Proceeds from Offerings		Stock-Based Compensation and Expense Reimbursements		Settlement of Loans Payable
	Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
Year ended December 31, 2010	-	$ -	4,041,315	$264,618	196,078	$ 10,000

Through September 9, 2011	400,000	$10,000	13,786,162	$338,570	2,866,477	$ 93,500

NOTE 8 – CONTINGENCIES

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT SEPTEMBER 9, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Results of Operations for the Three Months Ended June 30, 2009 compared with 2008

Revenues:  During the three months ended June 30, 2009 and 2008, revenues were no revenues, due to the Company’s election late in 2006 to suspend sales of the NanoMask™ and filters until FDA clearance could be obtained.  The Company also elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

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

Cost of Sales:  Since there were no sales during the three months ended June 30, 2009, there was no cost of sales.

Operating Expenses: During the three months ended June 30, 2009, the Company continued to generate reductions in general and administrative expenses of approximately $204,000 or approximately 42%, compared to the three months ended June 30, 2008, primarily due to significantly lower officer compensation and related reductions in professional, consulting and legal fees. The significant components of our operating expenses include salaries and wages, consulting and other professional services, accounting, audit and legal fees, product and liability insurance, travel and office rent.

Research and development: Research and development relates to a new nano-particle mask, and includes related FDA testing. $32,885 was incurred in the three months ended June 30, 2009 on the new nano-particle mask. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Results of Operations for the Six Months Ended June 30, 2009 compared with 2008

Revenues: During the six months ended June 30, 2009 and 2008, revenues were no revenues, due to the Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained.  The Company also elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

Cost of Sales:  Since there were no sales during the six months ended June 30, 2009 and 2008, there was no cost of sales.

Operating Expenses: During the six months ended June 30, 2009, the Company experienced a substantial decrease in general and administrative expenses of approximately $279,000 or approximately 57% compared to the six months ended June 30, 2008, primarily attributable to decreases in advertising and officer compensation.

Liquidity and Capital Resources

             The Company has not been able to generate sufficient net cash inflows from operations to sustain its business efforts and accommodate its growth plans. In April and June 2008, two private placement offerings of 2,746,624 common shares were completed and generated net proceeds of $270,335. During 2008, funds were raised totaling approximately $60,000 through the issuance of unsecured promissory notes from various individuals. The Company authorized issuance of 2,395,000 units of common shares and warrants (to purchase common shares at $.50 per share, exercisable for two years) for total proceeds of $479,000. Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

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

              Accordingly, for these and other reasons, there is significant uncertainty regarding the Company’s future, and the Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern in their report on the Company’s 2008 audited financial statements.

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

The carrying values of prepaid expenses, accounts payable, accrued expenses and short term notes payable generally approximate the respective fair values of these instruments due to their current nature. The Company values its warrants and non cash common stock transactions under FASB ASC 820 which defines fair value and the criteria for its determination.

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.

These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company uses Level 3 inputs to value warrants issued, and Level 1 inputs to value its common stock transactions.

See Note 6 for additional information on fair value measurements related to warrants issued during 2009.

Recent Accounting Pronouncements

While there have been Financial Accounting Standards Board (FASB) pronouncements made effective subsequent to the issuance of these financial statements, none would have required restatement of the financial statements herein nor have they had any significant effect on future financial statements of the Company.

ITEM 3

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

Pursuant to a letter from our independent auditors, dated September 9, 2011, that identified certain deficiencies in internal control over financial reporting as significant deficiencies identified as material weaknesses, we are in the process of making changes to our internal controls and procedures.  A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control.  A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control.

To overcome the material weaknesses, our principal executive and financial officers have provided additional substantive accounting information and data to our outside auditors in connection with their audit of the financial statements for the year ended December 31, 2009.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2008, the Company issued 2,746,624 shares of its common stock in two private placements offerings to various investors for total proceeds of $270,335. In June 2009, the Company authorized issuance of  2,594,597 units of common shares and warrants (to purchase common shares at $.50 per share, exercisable for two years) for total proceeds of $479,000, settlement of $16,930 in expenses incurred by three key officers and conversion of a $22,989 loan made by a key officer, including interest of $2,989. These shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated hereunder.

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

NANO MASK, INC.

September 9, 2011

By /S/Edward Suydam

Edward Suydam, Chief Executive Officer

September 9, 2011

              By /S/Michael J. Marx

Michael J. Marx, Chief Financial Officer