Form 10-Q
period 2009-09-30
Nano Mask, Inc.
filed 2011-09-09
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2009

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

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT SEPTEMBER 9, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Balance Sheets
	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$ 319,914	$ -
Prepaid expenses	5,000	-
	324,914

EQUIPMENT HELD FOR SALE	-	28,000

	$ 324,914	$ 28,000

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 425,659	$ 456,180
Accrued expenses	493,525	490,466
Notes payable	485,107	735,107
	1,404,291	1,681,753

STOCKHOLDERS' EQUITY DEFICIENCY

Common stock, 100,000,000 and 50,000,000 shares authorized of $0.001 par value, 53,451,536 outstanding (53,186,536 issued and 265,000 issuable) and 47,865,535 shares issued and outstanding	53,452	47,866
Additional paid-in capital	20,112,361	19,002,808
Stock subscription receivable	(15,000)	-
Deferred compensation	(88,750)	-
Deficit	(21,141,440)	(20,704,427)
	(1,079,377)	(1,653,753))

	$ 324,914	$ 28,000

The accompanying notes are an integral part of these financial statements.

NANO MASK INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Operations (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

COSTS AND EXPENSES
Research and development	$ -	$ -	$ 63,158	$ 1,702
Selling, general and administrative	125,168	153,619	332,756	640,160
	125,168	153,619	395,914	641,862

LOSS FROM OPERATIONS	(125,168)	(153,619)	(395,914)	(641,862)

OTHER INCOME (EXPENSE)
Gain on settlement of vendor liabilities and other	3,988	-	16,424	-
Loss on debt extinguishment	-	-	(20,000)	-
Interest expense	(9,741)	(13,097)	(38,524)	(37,628)
	(5,753)	(13,097)	(42,100)	(37,628)

NET LOSS	$ (130,921)	$ (166,716)	$ (438,014)	$ (679,490)
BASIC LOSS PER SHARE	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	50,679,307	47,865,535	50,239,777	46,475,293

The accompanying notes are an integral part of these financial statements.

NANO MASK INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Cash Flows For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (438,014)	$ (679,490)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	356,160
Common stock issued for company expenses incurred	16,930
Loss on debt extinguishment	20,000
Changes in operating assets and liabilities:
Accounts receivable	-	318
Prepaid expenses	(93,750)	57,517
Accounts payable	(30,521)	56,698
Accrued expenses	37,119	182,675
Net Cash Used In Operating Activities	(104,076)	(382,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of equipment held for sale	28,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants issued for cash	429,000	270,355
Proceeds from the issuance of short-term notes payable		94,135
Cash Provided By Financing Activities	429,000	364,470

NET INCREASE (DECREASE) IN CASH	324,924	(17,812)

CASH AT BEGINNING OF PERIOD	-	19,768

CASH AT END OF PERIOD	$ 324,924	$ 1,956
The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.).

Notes to the Financial Statements (Unaudited)

For the Years Ended September 30, 2009 and 2008

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

The Company uses Level 3 inputs to value warrants issued, and Level 1 inputs to value its common stock transactions (Note 5).

The results of operations for the nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.).

Notes to the Financial Statements (Unaudited) (Continued)

For the Years Ended September 30, 2009 and 2008

NOTE 3 – LOSS PER SHARE

Following is information relative to the computation of basic loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net loss	$ (130,921)	$(166,716)	$ (438,014)	$(679,490)

Weighted-average shares outstanding	50,679,307	45,118,911	50,239,777	44,681,990

Basic loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted-average shares issuable upon the exercise of outstanding stock warrants and options were not included in the foregoing calculations, because in loss periods, to do so would be anti-dilutive.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at September 30, 2009, and the Company has a substantial working capital deficiency at September 30, 2009.

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

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.).

Notes to the Financial Statements (Unaudited) (Continued)

For the Years Ended September 30, 2009 and 2008

NOTE 5 – SHARE-BASED TRANSACTIONS

Restricted shares.  During the third quarter of 2009, 1,314,813 restricted common shares were granted to certain officers and directors of the Company, which were valued at $355,000 based on the closing stock price ($0.27/share) at the date the award was approved by the Board of Directors on August 31, 2009.  The shares were issued to pay accrued and future compensation, and the entire amount was expensed as of December 31, 2009.

During the second quarter of 2009, an unrelated party agreed to accept 41,431 restricted common shares, valued at the date granted at $0.13 per share, in full settlement of a note payable of $5,386, including $386 of accrued interest.

Warrants.  On various occasions through September 30, 2009, the Company sold a total of 1,930,000 “units” for $386,000 in cash, including $195,000 to certain directors and officers.  Each unit was priced at $0.20 and consisted of a share of common stock and a warrant to purchase a share of common stock.  Additionally, in June 2009, two unrelated note holders agreed to accept 1,826,237 such units in connection with the settlement of notes payable of $250,000, plus accrued interest of $34,048.  Lastly, through September 2009, the Company issued a total of 84,654 similar units to certain officers in connection with reimbursements for costs incurred on behalf of the Company totaling approximately $17,000.

The aforementioned warrants issued each had a two-year term with an exercise price of $0.50 per share, and were immediately exercisable.  The terms of the warrants did not obligate the Company to register shares of common stock, nor did they obligate the Company to settle in cash or other assets.  Accordingly, no liability has been recorded in connection with the outstanding warrants.  As of the latest balance sheet date presented, 3,955,834 warrants remained outstanding until various expiration dates in 2011.

The warrants issued in connection with the settlement of notes payable and employee reimbursements were valued at approximately $20,000, using a Black Scholes-Merton (BSM) option pricing model.  The assumption input into the BSM model included the Company’s closing stock price on the grant date, an implied expected volatility of 54%, a risk free interest rate of 1.5% and an expected dividend rate of $0. The resultant estimated fair value of the warrants issued in connection with the settlement of debt ($19,000) and reimbursement of employee costs ($1,000) was recorded as loss on debt extinguishment during the second quarter of 2009.

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

Gain on settlement of vendor accounts payable largely represents $12,256 from reductions by vendors of their receivables from the Company.

See also Note 6.

NOTE 6 - SUBSEQUENT EVENTS

During 2010 and 2011, the Company received cash advances from two executive officers of $87,500 and $68,500, respectively. In July 2010, an executive officer accepted 196,078 common shares as repayment of the Company’s note payable to him of $10,000. In addition, a significant shareholder loaned the Company $25,000 with interest at prime, plus 2%, payable in six months from February 22, 2011. Moreover, during 2011 the Board of Directors has authorized the repayment of $93,500 in loans from one of its executives with 2,866,477 common shares at an average price of $.033 per share. In July 2011, 400,000 shares of common stock were issued in a private placement

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.).

Notes to the Financial Statements (Unaudited) (Continued)

For the Years Ended September 30, 2009 and 2008

to an individual investor.

In 2009 through 2011, the Company negotiated settlements with vendors, including the $12,256 noted under Note 4, which resulted in reductions of approximately $403,000 in trade payables and accrued expenses.

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

NOTE 7 – CONTINGENCIES

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT SEPTEMBER 9, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Since its inception, the Company has been involved in the development of its technology.  Through September 30, 2008, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through September 30, 2009, the Company has funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.

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

Results of Operations for the Three Months Ended September 30, 2009 compared with 2008

Revenues:  During the three months ended September 30, 2009 and 2008, there were no revenues, due to the Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained.  In addition, the Company elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

Cost of Sales:  Since there were no sales during the three months ended September 30, 2009 and 2008, there was no cost of sales.

Operating Expenses: During the three months ended September 30, 2009, the Company experienced a substantial decrease in general and administrative expenses of approximately $108,000 or approximately 19% compared to the three months ended September 30, 2008, primarily due to reductions in professional and legal fees incurred, consulting fees, product testing, travel costs, and insurance.

Research and development: Research and development relates to a new nano-particle mask, and includes related FDA testing. However, no costs were incurred in the three months ended September 30, 2009, due to working capital deficiencies. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Results of Operations for the Nine Months Ended September 30, 2009 compared with 2008

Revenues: During the nine months ended September 30, 2009 and 2008, no revenues were generated, due to the Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained.  The Company also elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

Cost of Sales:  Since there were no sales during the nine months ended September 30, 2009, there was no cost of sales.

Operating Expenses: During the nine months ended September 30, 2009, the Company experienced a substantial decrease in general and administrative expenses of approximately $307,000 or approximately 48% compared to the nine months ended September 30, 2008, primarily attributable to decreases in wages and officer compensation.

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

Liquidity and Capital Resources

The Company has not been able to generate sufficient net cash inflows from operations to sustain its business efforts and accommodate its growth plans. In April and June 2008, two private placement offerings of 2,746,624 common shares were completed and generated net proceeds of $270,335. During 2008, funds were raised totaling approximately $60,000 through the issuance of unsecured promissory notes from various individuals. In June 2009, the Company authorized issuance of 2,395,000 units of common shares and warrants (to purchase common shares at $.50 per share, exercisable for two years) for total proceeds of $479,000.

 Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached. Management is also working on reducing the Company’s operating expenses, primarily overhead costs, salaries, consulting and professional fees, to the extent possible, to conserve available cash.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Two private placement offerings of 2,746,624 common shares were made during the three months ended June 30, 2008 for total proceeds of $270,335. In June 2009, the Company authorized issuance of  2,594,597 units of common shares and warrants (to purchase common shares at $.50 per share, exercisable for two years) for total proceeds of $479,000, settlement of $16,930 in expenses incurred by three key officers and conversion of a $22,989 loan made by a key officer, including interest of $2,989.

These shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated hereunder.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

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