Form 10-K
period 2009-12-31
Nano Mask, Inc.
filed 2011-09-09
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2009

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

Large accelerated filer  ☐      Accelerated filer ☐         Non-accelerated filer    ☐       Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

At September 8, 2011, there were outstanding 74,961,568 shares of the Registrant's Common Stock, $.001 par value.

State the Registrant's revenues for the December 31, 2009 fiscal year: None.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $2,262,418, based on the average bid and ask price of the Registrant's stock on September 2, 2011 of $0.06 per share and shares held by non-affiliates.  The Registrant's common stock is quoted on the Pink Sheets under the symbol "NANM.PK".

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

NONE

PART I.

ITEM 1.  BUSINESS

General

THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT SEPTEMBER 9, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR FISCAL 2009. SHAREHOLDERS AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

We are a healthcare product development and distribution company providing emergency and critical care and infection control products to a variety of market segments within the healthcare industry. The Company has evolved from a specialty filter products Company that developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems into a Company providing a proprietary line of antibacterial and antimicrobial products for the hospital, clinic and health industry. Such products now include our Nano Zyme line of products which offer a multi-enzyme hospital pre-soak and cleaning solution, as well as other complementary products in the line. Another line of products surrounds our new Nano Silver Hospital Curtains which, with additional testing, should offer excellent anti microbial efficacies against a wide spectrum of organisms. These products have been developed by partnering with innovative technology companies. The new product lines are in addition to our traditional anti-viral, antibacterial and disposable NanoMask™, a protective filtration face mask. Largely, the evolution to this broader spectrum of products only began in 2010.

In July 2007, we announced that we executed a letter of intent to merge with Applied Nanoscience, Inc. (“Applied”), then a publicly-held company (Pink Sheets, APNN.PK), in an all stock exchange transaction.  Applied was deregistered in 2010, so Applied no longer maintains its status as a public company. On July 14, 2008, the Company and Applied entered into a definitive merger agreement under which Applied agreed to acquire the Company by issuing approximately 36,586,287 shares of its common shares and 18,293,143 warrants for the purchase of additional common shares of the Company. However, on February 25, 2009, the merger agreement was terminated.

On January 24, 2007, the Board of Directors appointed Philip Dascher as Chief Executive Officer who served until December 26, 2008. At that time, Douglas Heath assumed this role, inasmuch as he was the only Director or Executive Officer remaining. In June, 2009, Edward Suydam and Marc Kahn were appointed as Chief Operating Officer and Chief Medical Officer, respectively.  Douglas Heath resigned on March 1, 2010, and effective as of that date, Edward Suydam was appointed as Chief Executive Officer. See our Current Report on Form 8-K filed with the Commission March 4, 2010.

Current Products

Product development remains an important part of our business. We are currently devoting most of our resources to our Nano Silver Technology and Nano Zyme products.

Nano Silver Hospital Products

Hospitals are meant to be places to get well, but some are becoming places where just the opposite occurs. There has been the fear of “super-bugs” for many years, and based on emerging reports, that fear may be becoming a reality. According to the Centers for Disease Control and Prevention, an estimated two-million Americans contract hospital-acquired infections and more than 90,000 patients die due to complications from infection, costing the health care system up to $6.5 billion each year. In a culture survey, an independent study found that 42% of hospital privacy curtains were contaminated with vancomycin-resistant enterococci, 22% with methicillin-resistant Staphylococcus aureus, and 4% with Clostridium difficile.  With news of insurers withdrawing compensation for hospital acquired infections in the United States, never has it been more important to look at all areas of nosocomial infection control. Nano Mask, Inc. introduced the company’s line of hospital curtains in September 2010, which are unique and help prevent patients that enter a hospital or clinic from contracting diseases that fall under Hospital Acquired Infections (HAI’s). Nano Silver Technology is an antimicrobial colloid composed of silver nanoparticles stabilized by polymer that exhibits excellent antimicrobial efficacy across a wide spectrum of microorganisms. Silver has long been known to inhibit the oxygen exchange in bacteria, killing the bacteria. Nano Silver Technology has been demonstrated to prolong and enhance that effect. This array of products comprises curtains, blankets, gown caps, shoe covers, disposable scrubs and lab coats.

Nano Zyme Products

We have also developed our own proprietary line of bacteria free multi-enzyme based medical specialty detergents used for surgical instrument reprocessing. Our bacteria free, enzymatic cleaning solutions are environmentally safe, technician safe and instrument safe; they do not require special handling and can be safely disposed down the drain. The Nano-Zyme product is competitively priced against today’s bacteria based medical detergents and can be utilized for manual decontamination, scope washers and ultrasonics.

NanoMask™ and filters

The NanoMask™ is a personal environmental mask, enhanced with nanoparticles, designed to address concerns of biological contamination in a workplace or other environment. The product utilizes hydrophilic filters which are able to capture and isolate bacterial and viral microorganisms with very high efficiencies. The mask possesses a disposable filter using our licensed technology and an enhanced matrix of charged nanoparticles designed to protect the user from possible inhalation of biological contaminants. We marketed the NanoMask™ in fiscal 2005 and the first part of fiscal 2006 as a consumer product that did not require Federal Food and Drug Administration (FDA) clearance. In the third quarter of fiscal 2006, we decided to seek FDA clearance for this product as a Class II medical device. The FDA 510(k) application was submitted during September 2006. Following receipt of our initial premarket notification in 2006, FDA staff provided us with numerous requests for additional information relative to the safety and efficacy of the NanoMask™.  We submitted several related testing protocols for advance review and comment by FDA staff.  On March 27, 2007, one day prior to the due date for the entire responses, we submitted an incomplete response to the FDA’s request.

On April 10, 2007, we received a response from the FDA on this latest submission, that included additional requests for further information and testing (including efficacy, safety, and shelf-life), which we worked on completing.  These additional requests required additional scientific testing. However, on September 28, 2007, the FDA 510(k) application was withdrawn, since the requested information and testing had not yet been completed.

Effective March 1, 2010, we have re-directed our marketing efforts from the NanoMask™ product-line to our Nano Silver Hospital and Nano Zyme products.

In October 2010, we began impregnating our Nano Silver technology into three different “off the shelf” face masks that may enable us to penetrate what we believe is a large potential market. Once we begin sales of this product, we will then seek the proper CE marking process, which will enable us to sell these masks through all of our international distributors.

Products for which marketing is currently suspended

As stated above, we have marketed and sold the following products in the past, but due to a decline in demand, we have elected to postpone any further significant marketing of these products until adequate resources are available.

RespAide(TM) CPR Isolation Mask

An internationally patented (within the United States, Australia, Germany, France, United Kingdom and applied for in Canada) dual-filtered vapor isolation valve (VIV) technology marketed in CPR isolation masks to protect emergency response personnel against infectious diseases during mouth to mouth resuscitation.  We have received FDA approval for our RespAide ™ CPR isolation mask incorporating a proprietary filter, and have established manufacturing and distribution of complete units and replacement filters. In tests performed pursuant to the requirements of the FDA testing procedures, these masks were found to be greater than 99.9% effective against bacterial and viral transmission - the highest rating testing labs will issue for medical devices.  These masks were introduced in 1997.  Although the demand for this product has decreased over the past year, previous year sales have accounted for a significant amount of our revenues.

Disposable Filters for BVMs

The same filter used in the RespAide ™ product described above is ideal for reducing the risk of exposure to viruses and bacteria and equipment contamination during use of bag valve mask (BVM) resuscitation devices.  The disposable filter keeps the equipment contaminant-free, thereby reducing risk of exposure to virus and bacteria to emergency response personnel.  The filter is placed between the bag valve and the mask and is single use.  We have received FDA 510(k) approval for the filter as a Class II medical device.  The filter was introduced in 1997 as a component of the RespAide ™ device.

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

Manufacturing, Distribution and Supplier Agreements

NanoMask™ and NanoMask™ Filters

In February 2006, we opened a manufacturing facility in Nogales, Mexico. This facility was used for the production of the NanoMask™ filters and assembly.  In order to consolidate and minimize our operating and production costs, the Nogales facility was closed during October 2008.

RespAide ™ products and filters

We contracted in December 1997 with Westmed, an FDA manufacturing facility in Tucson, Arizona, for the manufacture and production of our RespAide™ proprietary filter products. An FDA manufacturing facility is an establishment that has applied for and received acceptance by the FDA and passed its FDA inspections to maintain compliance as an FDA manufacturing facility.  We supplied all materials for the manufacturing and packaging.  We believe that the agreement with Westmed will remain in effect until terminated by either party.   However, marketing and development of this product is currently suspended.

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts

In 1996, on receipt of notification that the patent would be issued, we entered into an Agreement with Douglas K. Beplate (who was our founder and President until his resignation on February 16, 2007) whereby Mr. Beplate  assigned to us all rights, including patent rights, to the commercial exploitation of a dual filtered rotary isolation valve.  A new agreement, effective April 1, 2003, reflects the technologies of hydrophobic and hydrophilic filtration used in a BVM setting, the rescission of the 5% royalty included in the 1996 agreement on the Respaide technology, and the license of nano coatings on any filter configuration for environmental masks and any other application for US military use only.  Mr. Beplate was to receive a 1% royalty on the gross sales of any and all products utilizing this licensed technology.  During June 2004, Mr. Beplate assigned this 1% royalty to Applied, which was a separate company in which Mr. Beplate was a founding shareholder and former director (see also Item 12). During October 2005, pursuant to a revised agreement, our Board of Directors increased this royalty to 2.5% in anticipation of possible revenue leads to be generated by Applied. However, in June 2009, this agreement was terminated because the necessary conditions were not mutually established.

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

Need for any government approval of principal products or services

We have received FDA clearance for our RespAide ™ CPR isolation mask and vapor isolation valve (disposable filter for BVM's) and the breathing circuit filters as Class II medical devices.  Compliance with the clearance of the devices requires that they be manufactured in a FDA-approved manufacturing facility.  We have used Westmed, an approved facility, for the manufacture of the above products.

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

- 2009 $80,558

- 2008 $1,702

- 2007 $3,061

These costs are prototype development costs associated with the new products such as materials, supplies, consulting fees, filing fees, etc.

Costs and effects of compliance with environmental laws

We are not aware of any cost or effect of compliance with environmental laws.

Employees

As of September 6, 2011, we are employing three full-time and two part-time employees.

ITEM 1A.   RISK FACTORS

Future government regulation may affect our ability to sell our products.

Nano-particle products incorporate certain nanomaterials in their composition. The United States Environmental Protection Agency (EPA) recently announced its intention to regulate some nanomaterials pursuant to the federal Toxic Substances Control Act.  During the years 2008 through February 2010, we were in discussions with EPA officials to determine whether our products might be subject to such regulation, and if so, what kind of regulations would apply and what standards, tests or procedures we would be required to perform.  Therefore, we might have been required to perform additional testing or demonstrations to meet such EPA guidelines.  This potential additional regulation would have further delayed our ability to market our products or achieve our revenue objectives.

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

We face intense competition, and many of our competitors have substantially greater resources than we do.

We operate in a highly competitive environment. In addition, the competition tn the market for hospital and clinical products may intensify in the future as greater efficiencies are demanded by and legislated for these hospitals and clinics. Further, there are numerous well-established companies and smaller entrepreneurial companies with significant resources who are developing and marketing products that will compete with our products. In short, many of our current and potential competitors have greater financial, operational and marketing resources. These resources may make it difficult for us to compete with them and therefore harm our business.

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

Nano Mask, Inc. has incurred significant losses, which have resulted in an accumulated deficit of $21,338,050 at December 31, 2009.  In addition, current economic factors may have an adverse effect for the foreseeable future on the Company’s ability to raise additional capital and conduct its operations profitably. Because of these continued losses and our accumulated deficit under current economic conditions, we have included disclosure about uncertainty as to our ability to continue as a going concern in Note 9 to our financial statements included in this report.  This going concern uncertainty could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed.  Management cannot be certain of its ability to create additional revenues, obtain additional equity financing, or execute its long-term business plan.

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

There is a limited public trading market for our common stock.

Our common stock presently trades Over The Counter Bulletin Board under pinksheets with the symbol “NANM.PK”. We cannot assure you, however, that such market will continue or that you will be able to liquidate your shares acquired at the price you paid or otherwise. We cannot assure you that any other market will be established in the future. The price of our common stock may be highly volatile and your liquidity may be adversely affected in the future.

We have a substantial number of shares authorized but not yet issued.

Our Articles of Incorporation authorize the issuance of up to 100,000,000 shares of common stock. Our Board of Directors has the authority to issue additional shares of common stock and to issue options and warrants to purchase shares of common stock without shareholder approval. Future issuance of common stock could be at values substantially below current market prices and therefore could represent substantial dilution to our stockholders. In addition, the Board could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

We have historically not paid dividends and do not intend to pay dividends.

We have historically not paid dividends to our stockholders and management does not anticipate paying any cash dividends to our stockholders for the foreseeable future. The Company intends to retain future earnings, if any, for use in the operation and expansion of our business.

  ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item. Nevertheless, no such comments have occurred for the two preceding years of filings.

ITEM 2. PROPERTIES

We do not expect to enter into a corporate office lease until such time as we start to generate sales sufficient to cover a significant portion of our selling, general and administrative expenses.

We occupied a manufacturing/warehousing facility in Nogales, Mexico located at Calle Los Gavilanes, #28, Nogales, Sonora, Mexico, under a three year lease agreement. The lease agreement was terminated on December 14, 2008.

The Company currently maintains mailbox services through a Reno, Nevada location. Business is conducted largely with emails, telephone calls and web services. One meeting was conducted in person amongst its three employees during 2010. One formal meeting amongst two employees has occurred so far in 2011.

ITEM 3.  LEGAL PROCEEDINGS

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

Not applicable.

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of September 8, 2011, we had approximately 2,300 shareholders.  We have not paid cash dividends on our common stock.  We anticipate that for the foreseeable future, any earnings will be retained for use in our business, and no cash dividends will be paid on the common stock.  Declaration of common stock dividends will remain within the discretion of our Board of Directors and will depend upon our growth, profitability, financial condition and other relevant factors.

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

Fiscal Year 2009	High Bid	Low Bid

Quarter ended 12/31/09	$ 0.49	$ 0.11
Quarter ended 9/30/09	$ 0.48	$ 0.10
Quarter ended 6/30/09	$ 0.23	$ 0.06
Quarter ended 3/31/09	$ 0.09	$ 0.03

Fiscal Year 2008	High Bid	Low Bid

Quarter ended 12/31/08	$ 0.06	$ 0.01
Quarter ended 9/30/08	$ 0.25	$ 0.03
Quarter ended 6/30/08	$ 0.29	$ 0.10
Quarter ended 3/31/08	$ 0.28	$ 0.10

Fiscal Year 2007	High Bid	Low Bid

Quarter ended 12/31/07	$ 0.29	$ 0.12
Quarter ended 9/30/07	$ 0.52	$ 0.22
Quarter ended 6/30/07	$ 0.54	$ 0.21
Quarter ended 3/31/07	$ 0.92	$ 0.48

ITEM 6. SELECTED FINANCIAL DATA

We are a “Smaller Reporting Company,” as defined under §229.10(f) (1) of Regulation S-K, and are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009, IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT SEPTEMBER 9, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR FISCAL 2009. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Overview

We are a healthcare product development and distribution company providing emergency and critical care and infection control products to a variety of market segments within the healthcare industry. We also have been a distributor of a blood clotting device for surgery, trauma and burn wound management.  However, due to our decision in late 2006 to seek FDA clearance for the NanoMask™ and filters as a Class II medical device (as discussed in Item 1), we suspended all sales of this product.  In addition, since we have limited financial resources, we have elected to postpone any further development or significant marketing of our products, except for the Nano Silver Technology and Nano Zyme products until adequate resources are available.

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

Results of Operations

Revenues:  There have been no revenues generated during 2009 and 2008, primarily due to our decision in late 2006 to forego production of NanoMask™ and NanoMask™ replacement filter sales until such time as we received FDA clearance.

The Company has remained a product development company until 2011 when sales of new products were begun.

Cost of Sales: During the third quarter of 2006, production was moved to Nogales, Mexico. This facility was maintained until its closure in October 2008.  Inasmuch as no revenues were generated in 2009 or 2008 and the Company had closed its production facilities in October 2008, no cost of sales were incurred.

Operating Expenses: General and administrative expenditures for 2009 as compared to 2008 decreased by $211,131 or approximately 29%, primarily due to reduced wages and officer compensation, travel, professional fees, and insurance, resulting from the decrease in expected demand for our products.

After production and sale of our products were suspended during late 2006, we have aggressively attempted to reduce operating expenses, and have continued to search for other means of reducing operating costs during 2007 and 2008.

Depreciation and Amortization: As of December 31, 2007, all property and equipment was written down to an estimated net realizable value of $28,000, and the remaining assets were classified as held for sale. Accordingly, no depreciation expense was recognized during 2008 or 2009.

Research and Development (R&D) Costs: Early in 2009, management made a concerted effort to fund basic research and development on a new nano-particle mask including related FDA testing. Expenditures of $80,558 were incurred in 2009 with Intrinsiq Materials, Ltd. and AlvaMed, LLC. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources

We have not been able to generate sufficient net cash inflows from operations to sustain our business efforts as well as to accommodate our growth plans.  Cash used by our operating activities for the years ended December 31, 2009 and 2008 was funded primarily by the sale of common stock for cash and from the issuance of short term notes payable. A private placement for 2,746,624 common shares was completed in June 2008, amounting to $270,335. Short term notes issued amounted to $60,000 during 2008. In addition, during 2009 the Company issued 2,594,597 units of common shares and warrants to purchase common shares at $.50 per share, exercisable for two years, for total proceeds of $479,000, settlement of $16,930 in expenses incurred by three key officers and the repayment of a $22,989 loan made by a key officer, including $2,989 accrued interest. Also during 2009, the Company issued 1,846,237 common shares and warrants to settle $250,000 of notes payable, plus accrued interest thereon of approximately $35,000.  Moreover, throughout 2009 management and board members continued to discuss other alternative financing options, but no definitive proposals or agreements were reached.

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

In 2004, we adopted a stock option and award plan (the "Plan") under which options to acquire our common stock or bonus stock may be granted from time to time to employees, including officers and directors and/or subsidiaries.  As of December 31, 2009, 1,479,000 shares of our common stock were issued pursuant to the Plan for the services of various individuals. A balance of 1,021,000 shares remains to be issued under the Plan subject to approval of the Board of Directors or of a Plan administrator.

At the filing date of this report, we do not believe that we currently have sufficient capital to sustain our business efforts for the next twelve months.  Accordingly, we will need to raise additional capital during the remainder of 2011 to sustain operations.  These funds will be required to sustain our development and marketing efforts to sell our Nano Silver Technology and Nano Zyme products. We will then need working capital to maintain our operations once the product sales are initiated. We are also working on minimizing operating expenses, to the extent possible, by reducing overhead costs, salaries, and other consulting and professional fees, in order to conserve our available cash pending sales of the new products mentioned above.

Consequently, our ability to continue as a going concern may be dependent upon the success of our new business plan which, as explained above, includes a) generating sales of the new products noted above, b) continuing efforts to increase our product sales internationally through our broad network of distributors, and c) obtaining additional equity or debt financing.  We do not know if such additional capital will be available or available on terms acceptable to us.  We do not know if we will sustain operations long enough to generate revenues, to obtain additional equity or debt financing or otherwise execute our long-term business plans. Accordingly, for these and other reasons, in their report on our 2009 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern.

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

Impairment of long-lived assets.  Management reviews the carrying value of the Company’s inventories, property and equipment and technology assets annually based on its current marketing activities, plans and expectations, and the perceived effects of competitive and other market factors (i.e., lower of cost or market adjustments), such as declines in replacement value and obsolescence and impairment, to determine whether any write-downs should be taken or whether the estimated useful lives should be shortened.

Share-based compensation.  Effective January 1, 2009, all compensation to key officers has been awarded in common stock of the Company. Shares issued in 2009 were priced at the closing price on the day that the Board of Directors authorized it. However, effective January 1, 2010, the Board of Directors authorized issuance of its common stock to key officers and directors based on a trailing thirty-day average of its closing prices. The Board of Directors reserves the right to either pay in cash or in restricted common stock at its option.

Fair Value Measurements. The carrying values of prepaid expenses, accounts payable, accrued expenses and short term notes payable generally approximate the respective fair values of these instruments due to their current nature. The Company values its warrants and non cash common stock transactions under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements (ASC 820), which defines fair value and the criteria for its determination.

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

The Company uses Level 3 inputs to value warrants issued, and Level 1 inputs to value its non-cash common stock transactions.

See Note 4, Warrants, for additional information regarding fair value measurements.

Off Balance Sheet Arrangements

Not applicable.

Recent Accounting Pronouncements

While there have been FASB pronouncements made effective subsequent to the issuance of these financial statements, none would have required restatement of the financial statements herein nor have they had any significant effect on future financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

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

Michael J. Marx was appointed as the Company’s Chief Financial Officer (“CFO”) in December 2009. Mr. Marx is the Chief Executive Officer of CPA Services Unlimited, P.C., a private accounting firm located in Peekskill, New York, a position he has held since 1985. Mr. Marx began his professional career at Peat, Marwick, Mitchell & Co., CPAs (now KPMG, LLC) from 1967 to 1972.  From 1972 to 1974, he was Supervisor of the Audit Department for AMAX, Inc. (NYSE).  From 1974 to 1975, he was Assistant Corporate Controller for Esterline Corp. (NYSE), He then joined EDO Corporation (NYSE), now a unit of ITT Corporation, as Director of Auditing (1976 to 1981) and Director of Financial Management (1981 to 1984).  Mr. Marx received his B.S. from Lehigh University (1966) and his New York State CPA in 1972.

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

David J. Willoughby, Vice President - Marketing & Sales, was appointed on July 1, 2011. He has served in numerous marketing, sales, and product development capacities within the health care industry for the last 20 years. Since 2000 until joining the Company, Mr. Willoughby was Vice President of Granvid Technologies Inc., a health care marketing and intellectual property development company where he was responsible for marketing with a strategic focus on new product development and applications within the areas of infection control, wound care and biomaterial coatings. Prior to that position, from 1995 to 1999, he was instrumental in establishing Ultravena Industries USA Ltd., a medical device manufacturer which developed the first ever patented alternative donning technology for the medical latex and synthetic glove markets. At Ultravena, Mr. Willoughby was assigned responsibilities as senior marketing manager for Ultravena (Canada) before eventually overseeing the majority of the company’s North American dental and industrial market segment activities. From 1992 to 1995 Mr. Willoughby worked for DFS GmbH (Germany), holding the position of North American marketing manager responsible for building the company’s private label programs with internationally recognized health care manufacturers in the US, Canada and Japan. During his years in the health care industry, he has demonstrated strong skills in product development, channel marketing and sales management along with a thorough understanding of the processes behind effective international business development and management. His participation as an officer and director will add support and guidance in expanding both our domestic and international business strategies and activities.

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

Mr. Douglas Heath, Former CEO, is the founder and President of Manteca, California-based Nushake Roofing Inc., one of Northern California's largest re-roofing companies, which has been in continuous operation since 1976. Mr. Heath has also founded and operated a number of other business concerns, including the Gutter Guy Inc.; Hula in Motion, which operates a Hawaiian souvenir distribution company; and 2H Distributors Inc., a company which sold EFP's first NanoMask(TM).

Steve M. Hanni, Former CFO, was appointed as such and served on a part-time basis during November 2002 and was appointed Secretary/Treasurer in November 2005.  He has worked extensively with us over the past ten years as an outside auditor or financial consultant and had been devoting approximately 30-40% of his time with the Company. He is also currently a partner in the accounting firm of Stayner, Bates & Jensen, P.C. in Salt Lake City, Utah. He was formerly an audit partner with HJ & Associates, LLC from 1997 to 2001 where he served as the Company’s outside auditor.  He received his BA from Weber State University in 1993 and an MA in Accounting from Weber State University in 1994.  He has worked extensively with small public companies in numerous industries. Mr. Hanni is a founding shareholder of Applied Nanoscience, Inc., a technology company (deregistered in 2010) with which we have a license agreement. Mr. Hanni is also on the board of directors and serves as the Chair of the Audit Committee for Amerityre Corporation (NASDAQ: AMTY).  He is also acting CFO of Medizone International, Inc. (Bulletin Board: MZEI), a medical research company with limited activity at the present time.

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

Thomas Glenndahl, Former Director, was appointed as a director in May 2002.  He was born in Sweden in 1946 and educated in the United States and Europe and resides in Waterloo, Belgium and Tiburon, California.  He graduated with a Masters degree of Business Administration in international marketing from Gothenburg School of Economics in 1970.  His professional experience includes:  Commercial Attaché with the Swedish Chamber of Commerce in Paris, France (1970-1971); Investment Banker with Barkley Securities, London and England (1972-1974), US Director of Interstudy, San Francisco (1974-1977), CEO of Sitzmat, Inc., San Francisco (1977-1981), and; Founder of the ASPECT International Language Schools in San Francisco, CA (1982) which was sold to Sylvan Learning Systems in 1998.  Since 1998, Mr. Glenndahl has acted as an independent investor and consultant.  He currently serves as a Director of Harling Properties in Sweden, Aksu Pharmaceuticals in Turkey, Transnico International Group SA and Transnico Technologies Group SA in Belgium.  He is also a partner in the MVI Group in Scandinavia and Switzerland.  Mr. Glenndahl is a founding shareholder and director of Applied Nanoscience, Inc. (Pink Sheets, APNN.PK), a technology company with which we have a license agreement.

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

The board of directors met twice in person and two other times via telephone during 2008 and six times via telephone during 2009.

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

We are not obligated to have an audit committee nor to comply with any requirements for its composition should it have one. Our Board of Directors established an Audit Committee on March 2, 2007, consisting of the two independent board members, William Rueckert and David Bloom.  Mr. Rueckert was appointed Chair of the Audit Committee and would qualify as a financial expert in accordance with SEC guidelines, if they were applicable to us. However, the Audit Committee had been totally inactive since all of its members had resigned in late 2008 until it was re-activated and increased in scope to include compensation policy during early 2010. Michael J. Marx and Marc Kahn, neither of whom is independent of management, comprise the Audit and Compensation Committee. Michael J. Marx serves as Chairman.  The Board of Directors decides on the recommendations made by the Audit and Compensation Committee.

Code of Ethics

We have a Code of Ethics for our executive officers and key employees.  The Code of Ethics is posted on our website at www.nmihealth.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or accrued to our chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such periods (as determined at December 31, 2009, the end of our last completed fiscal year for which this report is being filed):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)

Douglas Heath,	2009	$150,000	$0	$150,000
Chief	2008	N/A	N/A	N/A
Executive
Officer

Edward Suydam,	2009	$125,000	$25,000	$150,000
Chief	2008	N/A	N/A	N/A
Operating
Officer

Steve	2009	$0	$0	$0
Hanni,
Chief	2008	$80,000 (1)	$0	$80,000
Financial
Officer

(1) In 2007, Mr. Hanni received $95,000, leaving unpaid salary of $28,333 at December 31, 2007. In 2008, Mr. Hanni received $6,667 and accrued salary for 2008 of $66,667 leaving a balance due of $88,333 at December 31, 2008. This balance was subsequently extinguished on March 3, 2011, when Mr. Hanni accepted 200,000 common shares at a valuation of $5,600.

Any accrued amounts are non-interest bearing and subject to change only upon approval by the Board of Directors.

Effective January 29, 2007, we hired Philip Dascher as our Chief Executive Officer. Mr. Dascher will not receive any salary or benefits. As compensation for his services as CEO, Mr. Dascher has agreed to accept options to purchase up to 850,000 shares of our common stock at an exercise price of $0.76 per share, the closing price of our stock on the date Mr. Dascher accepted this appointment, exercisable for seven years from the date of grant.  100,000 options vested immediately, and an additional 150,000 options will vest after 90 days, subject to the approval by our Board of Directors of the completion of certain organizational and administrative tasks. Additional vesting would occur subject to the achievement of various strategic objectives, including the receipt of FDA approval for our NanoMask™ product and budget planning for fiscal 2008 and 2009. If Mr. Dascher resigned, all unvested shares would be cancelled.  Mr. Dascher resigned on December 26, 2008, resulting in the cancellation of 600,000 unvested shares. The excess estimated fair value of his services, if any, over the value of his share-based compensation was recorded as contributed capital and additional compensation expense during 2007.

Compensation of Directors

Effective September 1, 2007, all Directors orally agreed to forgo annual compensation. Accordingly, during 2009 and 2008 the Company issued no shares to its directors as compensation. Effective March 1 2010, all officers of the Company serving as Directors have agreed to forego annual director compensation.

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

All of the above officers also serve as directors. Directors Mark Cox and Vicki Aksland each receive $15,000 per year as a fee for their service as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; ALSO, RELATED STOCKHOLDER MATTERS.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

The following tables present information, as of August 19, 2011, about the beneficial ownership of its common stock by those known to own more than 5% of the Company’s common stock, including its directors and executive officers. The percentage of beneficial ownership for the following table is based on 74,961,568 shares of our common stock issued and outstanding:

Title of Class	Name and Address	Number of Shares	% of Class

Common	Josiah T. Austin 12626 Turkey Creek Road Pearce, AZ 85625	11,426,839	15.24%

Securities Ownership of Officers and Directors

Title of Class	Name and Title	Number of Shares	% of Class

Common	Edward Suydam Chief Executive Officer	7,974,486	10.64%
Common	Michael J. Marx Chief Financial Officer	5,734,044	7.31%
Common	Marc Kahn Chief Medical Officer	10,481,578	13.15%
Common	David Willoughby Vice President, Marketing & Sales	600,000	*
Common	Vicki Aksland Director	356,133	*
Common	Mark Cox Director	1,656,521	2.21%

	Total (6 persons)	26,802,762	34.45%

*   Less than 1%.

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

As of December 31, 2009, 1,479,000 shares of our common stock have been issued pursuant to the Plan for the services of various individuals.  The 1,479,000 shares (issued during 2004) were recorded at the fair market value of the shares on the date of issuance, which was $0.45 per share for a total of $665,550. As of December 31, 2009 and 2008, there was no deferred compensation and all capitalized patent and acquired technology costs had been written off. While there are 1,021,000 common shares available for future issuance, the Board of Directors has not approved any further equity compensation awards under the Plan.

Our Board of Directors has the sole authority to determine the terms of awards and other terms, conditions and restrictions of non-plan options.  Any shares issued pursuant to these options shall be subject to resale restrictions as shall be in force at the time of issuance of the shares, including sales volume and timing of the sale.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following related party transactions occurred during the years ended December 31, 2009 and 2008 which are required to be disclosed pursuant to Item 404 of Regulation S-K.

Stock Issuances to Related Parties

None.

Applied Nanoscience Inc.

During June 2004, we entered into a licensing agreement with Applied, a related company due to some common ownership, directors and employees, which includes a 2.5% royalty on the gross sales of any and all products utilizing the nano-coatings technology on any filter configuration for environmental masks and any other application for US military use only.  No royalties were paid and/or accrued pursuant to this agreement for the years ended December 31, 2009 and 2008, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Information required by Item 9(c) of Schedule 14A

 1) Audit Fees - The aggregate fees billed or estimated and expected to be billed for professional services rendered by our registered public accounting firm, Piercy Bowler Taylor & Kern, Certified Public Accountants (“PBTK”), for the audits of our annual financial statements and review of our quarterly financial statements for fiscal years 2009 and 2008 were approximately $64,000 and $80,000, respectively.

 2) Audit-Related Fees – The aggregate fees billed for professional audit-related services rendered during fiscal years 2009 and 2008 by PBTK were approximately $0 and $0, respectively.

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

NANO MASK, INC.

September 9, 2011

By /s/ Edward Suydam

Edward Suydam, Chief Executive Officer (Principal Executive Officer) and Director

September 9, 2011

              By /s/ Michael J. Marx

Michael J. Marx, Chief Financial Officer (Principal Financial Officer and Principal

                                           Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signature	Title	Date
/s/ Edward Suydam	Chief Executive Officer and Director	September 9, 2011
/s/ Michael J. Marx	Chief Financial Officer and Director	September 9, 2011
/s/ Marc Kahn	Chief Medical Officer and Director	September 9, 2011
/s/ David J. Willoughby	Vice President, Marketing & Sales and Director	September 9, 2011
/s/ Vicki L. Aksland	Director	September 9, 2011
/s/ Mark Cox	Director	September 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nano Mask, Inc.

Reno, Nevada

We have audited the accompanying balance sheets of Nano Mask, Inc. (formerly, Emergency Filtration Products, Inc.) (the Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, its financial position as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7, the Company has incurred a series of net losses resulting in negative working capital and a stockholders’ equity deficiency of $1,127,237 as of December 31, 2009.  The Company’s ability to pay its obligations when due and to continue operations is dependent upon its ability to develop and sell its products or obtain additional financing with acceptable terms.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern, Certified Public Accountants

Las Vegas, Nevada

September 9, 2011

NANO MASK, INC. (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)
Balance Sheets December 31, 2009 and 2008

ASSETS
	2009	2008
CURRENT ASSETS
Cash	$ 136,908	$ -
Prepaid expenses	2,981	-
Inventory	95,040	-

	234,929	-

EQUIPMENT HELD FOR SALE	-	28,000

	$ 234,929	$ 28,000

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 372,015	$ 456,180
Accrued expenses	505,044	490,466
Notes payable	485,107	735,107

	1,362,166	1,681,753

STOCKHOLDERS' EQUITY DEFICIENCY
Common stock, $.001 par, 100,000,000 shares authorized;
53,671,536 outstanding (53,571,536 issued and 100,000 issuable) in 2009 and 47,865,535 shares issued and outstanding in 2008	53,672	47,866
Additional paid-in capital	20,157,141	19,002,808
Deficit	(21,338,050)	(20, 704,427)

	(1,127,237)	(1,653,753)

	$ 234,929	$ 28,000

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)
Statements of Operations For the years ended December 31, 2009 and 2008

	2009	2008

COSTS AND EXPENSES
Research and development	$ 80,558	$ 1,702
Selling, general and administrative	527,183	738,314

	607,741	740,016

LOSS FROM OPERATIONS	(607,741)	(740,016)

OTHER INCOME (EXPENSE)
Interest expense	(48,376)	(50,194)
Loss on debt extinguishment	(20,000)	-
Gain on settlement of vendor liabilities and other	42,494	-

	(25,882)	(50,194)

NET LOSS	$ (633,623)	$ (790,210)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.02)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	51,093,371	46,824,753

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.)
Statements of Stockholders' Equity Deficiency
For the Years Ended December 31, 2009 and 2008
					Total
	Common Stock		Additional		Stockholders'
	Shares	Dollars	paid in capital	Deficit	Equity Deficiency
Balances, January 1, 2008	45,118,911	45,119	18,735,220	(19,914,217)	(1,133,878)
Common stock issued for cash at an average $0.10 per share	2,746,624	2,747	267,588	-	270,335
Net loss	-	-	-	(790,210)	(790,210)
Balances, December 31, 2008	47,865,535	$ 47,866	$ 19,002,808	$(20,704,427)	$ (1,653,753)

Common stock issued for cash at an average $0.20 per share	2,395,000	2,395	476,605		479,000
Common stock issued to settle debt, valued at an average of $0.14 per share	1,982,611	1,983	282,065		284,048
Estimated fair value of warrants issued for debt settlement			20,000		20,000
Common stock issued for services rendered at an average $0.26 per share	1,428,390	1,428	375,663		377,091
Net loss	-	-	-	(633,623)	(633,623)
Balances, December 31, 2009	53,671,536	$ 53,672	$ 20,157,141	$(21,338,050)	$ (1,127,237)

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (633,623)	$ (790,210)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services rendered	360,160	-
Common stock issued for company expenses incurred	16,930	-
Loss on debt extinguishment	20,000	-
Gain on settlement of vendor liabilities	(37,506)	-
Changes in operating assets and liabilities:
Accounts receivable		318
Prepaid expenses and other	(2,981)	62,304
Inventory	(95,040)
Accounts payable	(46,659)	154,228
Accrued expenses	48,627	228,717

Net cash used in operating activities	(370,092)	(344,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of equipment held for sale	28,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	479,000	270,335
Issuance of short-term notes payable	-	60,000
Payments on short-term notes payable	-	(5,460)

Net cash provided by financing activities	479,000	324,875

NET INCREASE (DECREASE) IN CASH	136,908	(19,768)

CASH, BEGINNING OF YEAR	-	19,768

CASH, END OF YEAR	$ 136,908	$ -

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.

(FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Nano Mask, Inc. (formerly, Emergency Filtration Products, Inc.) (the “Company”) is a materials-technology development company focused on health and wellness-related markets. The Company is evolving from a specialty filter products Company that developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems into a Company that plans to provide a proprietary line of antibacterial and antimicrobial products for the hospital, clinic and health industry (Note 7, Going Concern).

Significant accounting policies

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts.  Actual results could differ from those estimates.

Inventory. In November 2009, the Company purchased inventory consisting of Vira Masks intended for sale both domestically and internationally.  The inventory is carried at the lower of cost (determined on a first-in, first-out basis) or market. Obsolete or abandoned inventories (if any) are charged to operations in the period that it is determined that the items are no longer viable sales products. The Company did not deem an allowance for slow moving and obsolete inventory to be necessary at December 31, 2009.

Equipment held for sale. When equipment is no longer in use and is intended to be sold, depreciation is discontinued and the carrying value is adjusted to not more than fair value (Note 2).

Loss per share. The computation of basic loss per share of common stock is based on the weighted-average number of shares outstanding during the period of the financial statements.  As the Company has incurred net losses since its inception, the warrants issued during 2009 (Note 4) were not included in the computation of loss per share, since their inclusion would be anti-dilutive.

Revenue recognition and sales returns. The Company recognizes revenue for its products generally when the product is shipped and title passes to the buyer. The Company provides an allowance for sales returns based upon estimated and known returns.

Fair Value Measurements. The carrying values of prepaid expenses, accounts payable, accrued expenses and short term notes payable generally approximate the respective fair values of these instruments due to their current nature. The Company values its warrants and non-cash common stock transactions under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurement (ASC 820), which defines fair value and the criteria for its determination.

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

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The Company used Level 3 inputs to value warrants issued (Note 4), and Level 1 inputs to value its common stock transactions.

Legal defense costs. The Company does not include estimated future legal and related defense costs in accruable loss contingencies but rather records such costs as expense of the period when the related services are provided (Note 9).

Income Taxes (Note 6). We provide for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income during the period such determination is made. The Company has recorded full valuation allowances as of December 31, 2009 and 2008.

Management has conducted an evaluation of the Company's tax positions taken on federal income tax returns that remain subject to examination (i.e., tax years 2008 to 2011), and has concluded that there are no uncertain tax positions, as defined in ASC 740, that require recognition or disclosure in the financial statements.

Interest and penalties incurred by the Company, if any, related to income tax matters are classified as part of the income tax provision/benefit.

Stock-based compensation. Restricted stock units are valued at the Company’s stock price on the date of grant and amortized through expense over the requisite service period on a straight-line basis (Note 4).

Reclassifications. Certain minor reclassifications to prior year amounts have been made to conform to the current year’s presentation.

NOTE 2:  EQUIPMENT HELD FOR SALE

At September 30, 2007, the value of all property and equipment was determined to be impaired, due to the FDA 510(k) application withdrawal. Accordingly, as of that date, all equipment was determined to have an estimated fair value of $28,000.  Such equipment was sold during April 2009, resulting in no gain or loss.

NOTE 3: NOTES PAYABLE

During 2008 and 2007, the Company issued various notes payable totaling $109,136 and $667,332, respectively, each of which were payable in one year and bear annual interest at rates between 6% and 10%, or the prime rate plus

NANO MASK, INC.

(FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2%.  During 2009, $250,000 of notes (plus the related accrued interest thereon of approximately $35,000) were settled by the issuance of 1,846,237 units, each consisting of one share of the Company’s stock and one common stock warrant (Note 5).  As of December 31, 2009, the remaining notes payable are in default and continue to bear interest according to their original terms.  Of the remaining liability at December 31, 2009, $412,140 represents loans payable to Applied (Note 9, Litigation). Interest expense for 2009 totaled $48,376, of which no cash interest payments were paid during 2009. However, $34,048 of accrued interest was settled via the issuance of common stock during 2009, along with the related notes amounting to $250,000. $24,013 of this accrued interest is considered a non-cash financing activity.

NOTE 4: SHARE-BASED TRANSACTIONS

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

Stock options. In 2004, the Company adopted a formal stock option and award plan (the "Plan") under which options to acquire the Company’s common stock or bonus stock may be granted from time to time to employees, including officers and directors.  In addition, at the discretion of the board of directors or other administrator of the Plan, options to acquire common stock or bonus stock may from time to time be granted under the Plan to other individuals who may contribute to the Company’s success but who are not employees.  A total of 2,500,000 shares of common stock may be subject to, or issued pursuant to, options or stock awards granted under the terms of the Plan.

The Company issued 1,479,000 shares pursuant to the Plan prior to 2005, which were recorded at the quoted market value of the shares on the date of issuance ($0.45 per share or a total of $665,550).  No options were awarded under the Plan subsequent to 2004. As of December 31, 2007, all shares under the Plan had been fully expensed. 1,021,000 additional shares may still be awarded subject to approval by the Board of Directors or Plan administrator.

Effective January 29, 2007, the Company hired Philip Dascher as its Chief Executive Officer.  As compensation for his services as CEO, Mr. Dascher agreed to accept options to purchase up to 850,000 shares of the Company’s common stock at an exercise price of $0.76 per share, the closing price of the Company’s stock on the date Mr. Dascher accepted his appointment, exercisable for seven years from the date of grant.  100,000 options vested immediately, and an additional 150,000 options vested on May 1, 2007, at the completion of certain organizational and administrative tasks, including the presentation to the Board of one year and three year budget plans.  Mr. Dascher resigned on December 26, 2008, at which time all his remaining options expired. No compensation expense was recorded for the years ended December 31, 2009 and 2008.

In April 2007, the Company granted 400,000 common stock options to certain officers and directors, with an exercise price of $0.48 per option, exercisable until April 5, 2010.

During July 2007, the Company also granted an additional 50,000 common stock options to consultants for services rendered related to the FDA 510(k) application process. These options are exercisable at $0.31 per share for three years from the grant date. However, vesting of these options was contingent upon receipt by the Company of FDA clearance of its NanoMask™ products. Since the condition of FDA approval did not occur during the three year exercise period, such options lapsed in July 2010 and no expense was recognized during 2009 or 2008 related to these options.

As of the date these financial statements were available for issuance, all of the above options have expired except the 250,000 shares granted to Mr. Philip Dascher which expire in 2014.

NANO MASK, INC.

(FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

A summary of the status of our outstanding stock options at December 31, 2009 and December 31, 2008 and the related changes during the periods then ended is presented below:

	December 31, 2009		December 31, 2008
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding beginning of period	700,000	$0.57	1,300,000	$0.66
Granted	-	-	-	-
Expired/Cancelled	-	-	600,000	$0.76
Exercised	-	-	-	-
Outstanding end of period	700,000	$0.57	700,000	$0.57
Exercisable	700,000	$0.57	700,000	$0.57

The following table summarizes the range of outstanding and exercisable options as of December 31, 2009:

		Outstanding		Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Expiration Date	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.76	250,000	1/24/14	$0.76	250,000	$0.76
$0.31	50,000	7/24/10	$0.31	50,000	$0.31
$0.48	400,000	4/5/10	$0.48	400,000	$0.48

Warrants.  On various occasions during 2009, the Company sold a total of 2,395,000 “units” for $479,000 in cash, including $195,000 to certain officers and directors.  Each unit was priced at $0.20 and consisted of a share of common stock and a warrant to purchase a share of common stock.  Additionally, in June 2009, two unrelated note holders agreed to accept 1,826,237 such units in connection with the settlement of notes payable of $250,000, plus accrued interest of $34,048.  Lastly, during 2009, the Company issued a total of 84,654 similar units to certain officers in connection with reimbursements for costs incurred on behalf of the Company totaling approximately $17,000.

The aforementioned warrants issued each had a two-year term with an exercise price of $0.50 per share, and were immediately exercisable.  The terms of the warrants did not obligate the Company to register shares of common stock, nor did they obligate the Company to settle in cash or other assets.  Accordingly, no liability has been recorded in connection with the outstanding warrants.  As of the latest balance sheet date presented, 4,420,834 warrants remained outstanding until various expiration dates in 2011.

The warrants issued in connection with the settlement of notes payable and officer reimbursements were valued at approximately $20,000, using a Black Scholes-Merton (BSM) option pricing model.  The assumptions (most significantly based on level 3 fair value inputs) used in the BSM model included the Company’s closing stock price on the grant date, a volatility factor of 54% based on historical closing prices over a limited period, judgmentally determined by management to be most predictive of a reasonably expected future volatility based on relevant facts and circumstances, a risk-free interest rate of 1.5% and expected dividends of $0.  The resultant estimated fair value of the warrants issued in connection with the settlement of debt ($19,000) and reimbursement of employee costs ($1,000) was recorded as loss on debt extinguishment during the second quarter of 2009.

The warrants had no intrinsic value as of and for the year ended December 31, 2009.

NANO MASK, INC.

(FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 5:  OTHER TRANSACTIONS AND EVENTS

In April and June 2008, the Company issued 2,746,624 common shares in two private placements amounting to $270,335.

On April 28, 2009, the Company announced that a majority of its shareholders had voted to change the Company’s name from Emergency Filtration Products, Inc. to Nano Mask, Inc. to better reflect the nature of its products.

See also Note 9.

NOTE 6:   INCOME TAX

At December 31, 2009, the Company had net operating loss carry-forwards of $13,368,842 that may be used to offset future taxable income.  These operating loss carry-forwards expire in the years 2012 through 2027. However, the Company may be limited in its ability to fully utilize its net operating loss carry-forwards and realize any benefits in the event of certain ownership changes described in Internal Revenue Code Section 382.

No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carry-forwards that would result in a deferred tax asset of $4,686,345 is effectively offset by a 100% valuation allowance primarily because of significant uncertainty as to the Company’s ability to continue as a going concern

(Note 9). Details of the reason there is no income tax benefit such as would ordinarily be computed at federal statutory rates of approximately 34% are as follows:

	2009	2008
Income tax benefit at statutory rate	$ 215,432	$ 268,671
Non-deductible expenses from common stock issued or options granted for services rendered	(129,254)	-
	86,178	268,671
Change in valuation allowance	(86,178)	(268,671)
	$ -	$ -

Deferred tax assets are comprised of the following at December 31, 2009:

Operating loss carry forwards	$ 4,686,345
Less valuation allowance	(4,686,345)

Net deferred tax assets	$ -

NOTE 7: COMMITMENTS AND CONTINGENCIES

Going concern.  The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at December 31, 2009.  In addition, at December 31, 2009, the Company has a working capital deficiency of $1,127,237.

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

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Lease commitments.  Rent expense for all operating leases was $0 and $58,628 for 2009 and 2008, respectively. Since December 14, 2008, the Company has no longer established non-cancellable operating leases.

Employment agreements.  At December 31, 2009, the Company has employment agreements with certain officers and directors with a remaining commitment of approximately $40,000, which was paid during the first quarter of 2010.

NOTE 8:   OTHER RELATED PARTY TRANSACTIONS

Accrued expenses at December 31, 2009 include accrued wages ($285,973) and advances ($118,000) due to various officers and employees. Amounts are non-interest bearing, unsecured and due on demand.

Amounts payable to related parties are summarized as follows:

Balance, January 1, 2008	$ 218,205
2008 gross wages earned	180,237
Payments (including unpaid wages)	(6,667)
Advances	10,000
Balance, December 31, 2008	401,775
2009 gross wages earned	357,198
Payments (including unpaid wages)	(355,000)
2009 advances	-
Balance, December 31, 2009	$ 403,973

No royalty expense was required to be accrued or paid to Applied for the years ended December 31, 2009 and 2008, pursuant to the royalty agreement described in Note 2.

NOTE 9:  SUBSEQUENT EVENTS

Subsequent to December 31, 2009, the Company either paid vendors or vendors accepted common stock as payment of the amount owed, whereby the consideration accepted amounted to less than the debt outstanding prior to settlement. These settlements generated gains on settlement of liabilities totaling approximately $366,000 in subsequent years.

NANO MASK, INC.

(FORMERLY, EMERGENCY FILTRATION PRODUCTS, INC.)

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Furthermore, the Company received $87,500 in cash advances from two executive officers during 2010 and $68,500 in 2011. In July 2010, an executive officer accepted 196,078 common shares of the Company’s stock as repayment of a $10,000 note payable. In addition, a significant shareholder loaned the Company $25,000 with interest at prime, plus 2%, payable in six months from February 22, 2011. Moreover, during 2011 the Board of Directors authorized the Company to issue 2,866,477 common shares, at an average price of $.033 per share, to repay $93,500 of loans from one of its executives. Lastly, in July 2011, 400,000 shares of common stock were issued in a private placement to an individual investor.

The following table summarizes the issuance of common shares subsequent to December 31, 2009, and their related amounts for cash proceeds from private placements, compensation and expense reimbursements and settlements of notes payable:

	Cash Proceeds		Compensation and Expense Reimbursements		Settlement of Loans Payable
	Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
Year ended December 31,2010	-	$ -	4,041,315	$264,618	196,078	$ 10,000
Through September 9, 2011	400,000	$10,000	13,786,162	$338,570	2,866,477	$ 93,500