Form 10-Q
period 2009-03-31
Nano Mask, Inc.
filed 2011-09-12
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2009

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

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT SEPTEMBER 9, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Balance Sheets
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

EQUIPMENT HELD FOR SALE	$ 28,000	$ 28,000

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 481,528	$ 456,180
Accrued expenses	591,346	490,466
Notes payable	735,107	735,107
	1,807,981	1,681,753

STOCKHOLDERS' EQUITY DEFICIENCY
Common stock, 50,000,000 shares authorized of $0.001 par value, 47,865,535 shares issued and outstanding	47,866	47,866
Additional paid-in capital	19,002,808	19,002,808
Deficit	(20,830,655)	(20,704,427)
	(1,779,979)	(1,653,753

	$ 28,000	$ 28,000

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Operations For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	2009	2008

COSTS AND EXPENSES
Research and development	$ 30,273	$ 1,702
Selling, general and administrative	95,905	203,567
	126,178	205,269

LOSS FROM OPERATIONS	(126,178)	(205,269)

OTHER INCOME (EXPENSE)
Gain on settlement of vendor liabilities	12,256	-
Interest expense	(12,306)	(11,397)

NET LOSS	$ (126,228)	$ (216,666)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	47,865,535	45,118,911

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC. (Formerly, Emergency Filtration Products, Inc.) Statements of Cash Flows For the Three Months Ended March 31, 2009 and 2008 (Unaudited)
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (126,228)	$ (216,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of vendor liabilities	(12,256)	-
Changes in operating assets and liabilities:
Accounts receivable	-	318
Prepaid expenses	-	19,348
Accounts payable	37,604	70,255
Accrued expenses	100,880	70,803
Net Cash Used In Operating Activities	-	(55,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term notes payable	-	40,000

NET DECREASE IN CASH		(15,942)

CASH AT BEGINNING OF PERIOD	-	19,768

CASH AT END OF PERIOD	$ -	$ 3,826

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited) (Continued)

For the Three Months Ended March 31, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-K. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008, from which the balance sheet information at that date is derived and reference is made thereto elsewhere in this report.  These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – LOSS PER SHARE

Following is information relative to the computation of basic loss per share:

	For the Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

Net loss	$ (126,228)	$ (216,666)

Weighted-average shares outstanding	47,865,535	45,118,911

Basic loss per share	$ (0.01)	$ (0.01)

Weighted-average shares issuable upon the exercise of outstanding stock options were not included in the foregoing calculations at March 31, 2009 and 2008, because in loss periods, to do so would be anti-dilutive.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   The Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at March 31, 2009, and the Company has a substantial working capital deficiency at March 31, 2009.

Unsecured loans were received by the Company in 2008 totaling approximately $60,000, which have been used to fund the continued operations of the Company. During the three months ended June 30, 2008, an additional $270,335 has been received from the issuance of a total of 2,746,624 shares of common stock to various investors.  In June 2009, the Company authorized issuance of 2,594,597 units of common shares and warrants (to purchase common shares at $.50 per share, exercisable for two years) for total proceeds of $479,000, settlement of $16,930 in expenses incurred by three key officers and conversion of a $22,989 loan made by a key officer, including interest of

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited) (Continued)

For the Three Months Ended March 31, 2009 and 2008

$2,989. Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

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

Gain from settlement of vendor liabilities largely represents $12,256 from reductions by vendors of their receivables from the Company.

NOTE 5 - SUBSEQUENT EVENTS

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

In June, 2009, two unrelated note-holders agreed to accept 1,826,237 units of common shares and warrants to purchase shares at an exercise price of $.50 per share, exercisable for two years until June 17, 2011, as payment of their notes of $255,673, including interest of $30,673. In addition, another unrelated note-holders agreed to convert his note of $5,386, including interest of $386, into 41,431 common shares at $.13 per share.

Also in June 2009, the Company authorized issuance of  2,594,597 units of common shares and warrants (to purchase common shares at $.50 per share, exercisable for two years) for total proceeds of $479,000, settlement of $16,930 in expenses incurred by three key officers and conversion of a $22,989 loan made by a key officer, including interest of $2,989.

During 2010 and 2011, the Company received cash advances from two executive officers of $87,500 and $68,500, respectively. In July 2010 an executive officer accepted 196,078 common shares as repayment of the Company’s

NANO MASK, INC.

(Formerly, Emergency Filtration Products, Inc.)

Notes to the Financial Statements (Unaudited) (Continued)

For the Three Months Ended March 31, 2009 and 2008

note payable to him of $10,000. In addition, a significant shareholder loaned the Company $25,000 with interest at prime, plus 2%, payable in six months from February 22, 2011. Moreover, during 2011 the Board of Directors has authorized the repayment of $93,500 in loans from one of its executives with 2,866,477 common shares at an average price of $.033 per share. In July 2011, 400,000 shares of common stock were issued in a private placement to an individual investor.

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

The following table summarizes the issuance of common shares in subsequent periods and their related amounts for cash proceeds from private placement offerings, stock-based compensation and expense reimbursements and notes payable conversions to common shares:

	Cash Proceeds from Offerings		Stock-Based Compensation and Expense Reimbursements		Settlement of Loans Payable
	Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
Year ended December 31,2010			4,041,315	$264,618	196,078	$ 10,000

Through September 8, 2011	400,000	$10,000	13,786,162	$338,570	2,866,477	$ 93,500

NOTE 6 – CONTINGENCIES

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT SEPTEMBER 9, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Since its inception, the Company has been involved in the development of its technology.  Through March 31, 2009, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through December 31, 2009, the Company has funded itself by way of a series of private equity placements and unsecured loans which has offset its accumulated equity deficit in this manner.

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

Results of Operations for the Three Months Ended March 31, 2009 compared with 2008

Revenues:  During the three months ended March 31, 2009 and 2008, there were no revenues, due to the Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained.  In addition, the Company elected during early 2007 to postpone any further development and marketing of the emergency CPR assistance device, enabling the Company to devote all of its resources to the FDA clearance process of the NanoMask™ and filters.

Cost of Sales:  Since there were no sales during the three months ended March 31, 2009 and 2008, there was no cost of sales.

Operating Expenses: During the three months ended March 31, 2009, the Company experienced a substantial decrease in general and administrative expenses of approximately $108,000 or approximately 53% compared to the three months ended March 31, 2008, primarily due to reductions in professional and legal fees incurred, consulting fees, product testing, travel costs, and insurance.

Research and development: Research and development relates to a new nano-particle mask and includes related FDA testing.  $30,273 was spent in the three months ended March 31, 2009. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

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

 During 2008, the Company intended to pursue additional domestic and international distributor agreements, pending the outcome of the FDA process.  Once cleared by the FDA, the Company expected the demand for its environmental masks and filters to substantially increase, enabling the Company to be able to generate sufficient cash flow from operations to cover its ongoing expenses. These efforts were largely abandoned in the latter part of 2008.

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

Pursuant to a letter from our independent auditors, dated September 8, 2011, that identified certain deficiencies in internal control over financial reporting as significant deficiencies identified as material weaknesses, we are in the process of making changes to our internal controls and procedures.  A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control.  A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2008, the Company issued 2,746,624 shares of its common stock in two private placements to various investors for total proceeds of $270,335. In June 2009, the Company authorized issuance of  2,594,597 units of common shares and warrants (to purchase common shares at $.50 per share, exercisable for two years) for total proceeds of $479,000, settlement of $16,930 in expenses incurred by three key officers and conversion of a $22,989 loan made by a key officer, including interest of $2,989. These shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated hereunder.

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