Form 10-K
period 2010-12-31
Nano Mask, Inc.
filed 2011-12-29
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2010

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

Large accelerated filer  ☐      Accelerated filer ☐         Non-accelerated filer    ☐       Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

At December 28, 2011, there were outstanding 80,753,864 shares of the Registrant's Common Stock, $.001 par value.

State the Registrant's revenues for the December 31, 2010 fiscal year: None.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $1,124,013, based on the average bid and ask price of the Registrant's stock on December 27, 2011 of $0.027 per share and shares held by non-affiliates.  The Registrant's common stock is quoted on the Pink Sheets under the symbol "NANM.PK".

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

NONE

PART I.

ITEM 1.  BUSINESS

General

THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT DECEMBER 28, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR FISCAL 2009. SHAREHOLDERS AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

We are a healthcare product development and distribution company providing emergency and critical care and infection control products to a variety of market segments within the healthcare industry. The Company has evolved from a specialty filter products Company that developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems into a Company providing a proprietary line of antibacterial and antimicrobial products for the hospital, clinic and health industry. Such products now include our Nano Zyme line of products which offer a multi-enzyme hospital pre-soak and cleaning solution, as well as other complementary products in the line. Another line of products surrounds our new Nano Silver Hospital Curtains which, with additional testing, should offer excellent anti microbial efficacies against a wide spectrum of organisms. These products have been developed by partnering with innovative technology companies. The new product lines are in addition to our traditional anti-viral, antibacterial and disposable face masks. Largely, the evolution to this broader spectrum of products only began in 2010.

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

On December 26, 2008, Douglas Heath assumed the CEO role, inasmuch as he was the only Director or Executive Officer remaining. In June, 2009, Edward Suydam and Marc Kahn were appointed as Chief Operating Officer and Chief Medical Officer, respectively.  Douglas Heath resigned on March 1, 2010, and effective as of that date, Edward Suydam was appointed as Chief Executive Officer.

Current Products

Product development remains an important part of our business. We are currently devoting most of our resources to our Nano Silver Technology and Nano Zyme products.

Nano Silver Hospital Products

Hospitals are meant to be places to get well, but some are becoming places where just the opposite occurs. There has been the fear of “super-bugs” for many years, and based on emerging reports, that fear may be becoming a reality. According to the Centers for Disease Control and Prevention, an estimated two-million Americans contract hospital-acquired infections and more than 90,000 patients die due to complications from infection, costing the health care system up to $6.5 billion each year. In a culture survey, an independent study found that 42% of hospital privacy curtains were contaminated with vancomycin-resistant enterococci, 22% with methicillin-resistant Staphylococcus aureus, and 4% with Clostridium difficile.  With news of insurers withdrawing compensation for hospital acquired infections in the United States, never has it been more important to look at all areas of nosocomial infection control. Nano Mask, Inc. introduced the company’s line of hospital curtains in September 2010, which are unique and help prevent patients that enter a hospital or clinic from contracting diseases that fall under Hospital Acquired Infections (HAI’s). Nano Silver Technology is an antimicrobial colloid composed of silver nanoparticles stabilized by polymer that exhibits excellent antimicrobial efficacy across a wide spectrum of microorganisms. Silver has long been known to inhibit the oxygen exchange in bacteria, thereby killing the bacteria. Nano Silver Technology has been demonstrated to prolong and enhance that effect. This array of products comprises curtains, blankets, gown caps, shoe covers, disposable scrubs and lab coats.

Nano Zyme Products

We have also developed our own proprietary line of bacteria-free, multi-enzyme based medical specialty detergents used for surgical instrument reprocessing. Our bacteria-free, enzymatic cleaning solutions are environmentally safe, technician safe and instrument safe; they do not require special handling and can be safely disposed down the drain. The Nano-Zyme product is competitively priced against today’s bacteria based medical detergents and can be utilized for manual decontamination, scope washers and ultrasonics.

Vira Masks and filters

The Vira Mask is a personal environmental mask designed to address concerns of biological contamination in a workplace or other environment. The product utilizes hydrophilic filters which are able to capture and isolate bacterial and viral microorganisms with very high efficiencies. The mask possesses a disposable filter using our licensed technology and an enhanced matrix of charged nano-particles designed to protect the user from possible inhalation of biological contaminants. We marketed the NanoMask™ in fiscal 2005 and the first part of fiscal 2006 as a consumer product that did not require Federal Food and Drug Administration (FDA) clearance. In the third quarter of fiscal 2006, we decided to seek FDA clearance for this product as a Class II medical device. The FDA 510(k) application was submitted during September 2006. Following receipt of our initial premarket notification in 2006, FDA staff provided us with numerous requests for additional information relative to the safety and efficacy of the NanoMask™.  We submitted several related testing protocols for advance review and comment by FDA staff.  On March 27, 2007, one day prior to the due date for the entire responses, we submitted an incomplete response to the FDA’s request.

Effective March 1, 2010, we have re-directed our marketing efforts from the Vira Mask product-line to our Nano Silver Hospital and Nano Zyme products.

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

RespAide™ CPR Isolation Mask

Due to positive pre-market responses and growing product inquiries for our 2H filter technology, NMI has recently decided to re-establish the manufacturing and distribution of its CPR filtration products by first commencing with the pre-production of both RespAide™ and the Vapor Isolation Valve replacement filters. RespAide™ CPR

Isolation Mask is designed to minimize the potential for transmission of contagious diseases during the administration of CPR. Integral to our RespAide™ CPR Isolation Mask is the highly efficient (99.99% at .027 micron) filtered Vapor Isolation Valve (VIV) designed to protect emergency response personnel against infectious diseases during mouth to mouth resuscitation, and which needs to be replaced after each use. Although once fully commercialized, we will be focusing our marketing efforts on emergency ambulance services, police departments, firefighters, hospitals, doctors and major CPR training organizations, management is currently fulfilling product and information requests from both the US Military and our Middle East Distribution partners. The Company already has FDA approval for RespAide™ CPR Isolation Mask and is in the process of applying for medical device Class II approval in Canada and CE mark approval in Europe.

Disposable Filters for Bag Valve Masks (BVM’s)

The same filter used in the RespAide™ product described above is ideal for reducing the risk of exposure to viruses and bacteria and equipment contamination during use of bag valve mask (BVM) resuscitation devices.  The disposable filter keeps the equipment contaminant-free, thereby reducing risk of exposure to virus and bacteria to emergency response personnel.  The filter is placed between the bag valve and the mask and is single use.  We have received FDA 510(k) approval for the filter as a Class II medical device.  The filter was introduced in 1997 as a component of the RespAide™ device.

Other potential future products

The following product has been in development, production and market entry for future sale and has not produced any revenue for us to date.  Further development and production of this product has currently been postponed, as described above, until adequate resources are available.

ELVIS™ BVM

We have designed another configuration of our technology called ELVIS™ (Emergency Life Support Ventilation and Intubation System) for the BVM market. The product is a self-contained device that delivers medicine in aerosol form and a bag with built-in CO(2) monitoring capabilities. Patents have been submitted for this product and we have executed an agreement whereby we acquired the rights for commercial exploitation of the patents.

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts

In 1996, on receipt of notification that the patent would be issued, we entered into an Agreement with Douglas K. Beplate (who was our founder and President until his resignation on February 16, 2007) whereby Mr. Beplate  assigned to us all rights, including patent rights, to the commercial exploitation of a dual filtered rotary isolation valve.  A new agreement, effective April 1, 2003, reflects the technologies of hydrophobic and hydrophilic filtration used in a BVM setting, the rescission of the 5% royalty included in the 1996 agreement on the RespAide™ technology, and the license of nano coatings on any filter configuration for environmental masks and any other application for US military use only.  Mr. Beplate was to receive a 1% royalty on the gross sales of any and all products utilizing this licensed technology.  During June 2004, Mr. Beplate assigned this 1% royalty to Applied, which was a separate company in which Mr. Beplate was a founding shareholder and former director (see also Item 12). During October 2005, pursuant to a revised agreement, our Board of Directors increased this royalty to 2.5% in anticipation of possible revenue leads to be generated by Applied. However, in June 2009, this agreement was terminated because the necessary conditions were not mutually established.

Our United States patents are as follows:

PATENT NO. /APP. NO.	DESCRIPTION	EXPIRATION OR ABANDONMENT DATE
6,375,854	Combined Hydrophobic-hydrophilic Filter for Fluids (Smaller to Larger)	4/23/2023
6,689,278	Combined Hydrophobic-hydrophilic Filter for Fluids (Larger to Smaller)	4/23/2022
6,276,363	Portable Emergency Safety Resuscitator	8/21/2021

Our international patents are as follows:

PATENT NO. /APP. NO.	COUNTRY	DESCRIPTION	EXPIRATION OR ABANDONMENT DATE
2,246,770	Canada	Dual-filtered Rotary Iso. Valve	12/31/2009
69610644	Germany	Dual-filtered Rotary Iso. Valve	6/16/2009

Need for any government approval of principal products or services

We have received FDA clearance for our RespAide™ CPR isolation mask and vapor isolation valve (disposable filter for BVM's) and the breathing circuit filters as Class II medical devices.  Compliance with the clearance of the devices requires that they be manufactured in a FDA-approved manufacturing facility.  We have used Westmed, an approved facility, for the manufacture of the above products.

If adequate financial resources are available in the future, we expect to file an FDA 510(k) application for acceptance as a Class II medical device for the new ELVIS product.  At this time, we do not intend to file a premarket notification or premarket approval process, but rather the 510(k) application.  If an FDA 510(k) application is filed, there is an evaluation process that may or may not result in clearance to market the device in the United States.  The FDA 510(k) application evaluation process requires the submission and review of detailed information, including but not limited to, product drawings, prototypes, claims and functions, laboratory testing, manufacturing processes, labeling, quality control and compliance with inspections, post-mark obligations, and import/export requirements.  At this time, we believe that no clinical trials will be required. However, additional information, including clinical trials, may be requested by the FDA once the FDA 510(k) application is submitted and reviewed. The Company does not intend to submit a new FDA 510(k) application in the immediate future.

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

- 2010 $70,050

- 2009 $80,558

- 2008 $1,702

These costs are prototype development costs associated with the new products such as materials, supplies, consulting fees, filing fees, etc.

Costs and effects of compliance with environmental laws

We are not aware of any cost or effect of compliance with environmental laws.

Employees

As of December 28, 2011, we are employing three full-time and two part-time employees.

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

We operate in a highly competitive environment. In addition, the competition in the market for hospital and clinical products may intensify in the future as greater efficiencies are demanded by and legislated for these hospitals and clinics. Further, there are numerous well-established companies and smaller entrepreneurial companies with significant resources who are developing and marketing products that will compete with our products. In short, many of our current and potential competitors have greater financial, operational and marketing resources. These resources may make it difficult for us to compete with them and therefore harm our business.

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

Nano Mask, Inc. has incurred significant losses, which have resulted in an accumulated deficit of $22,168,370 at December 31, 2010.  In addition, current economic factors may have an adverse effect for the foreseeable future on the Company’s ability to raise additional capital and conduct its operations profitably. Because of these continued losses and our accumulated deficit under current economic conditions, we have included disclosure about uncertainty as to our ability to continue as a going concern in Note 7 to our financial statements included in this report.  This going concern uncertainty could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed.  Management cannot be certain of its ability to create additional revenues, obtain additional equity financing, or execute its long-term business plan.

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

Our common stock presently trades Over-The-Counter Bulletin Board under pinksheets with the symbol

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

ITEM 3.  LEGAL PROCEEDINGS

On December 29, 2010, the Company received a complaint from Applied Nanoscience, Inc., a Nevada corporation, filed in the District Court of Clark County in Nevada (Case NoA-10-631192-C) which seeks collection of notes payable to Applied in the amount of $453,500, including accrued interest). On February 1, 2011, we countersued for breach of contract and claims related thereto. Our management believes that the value of its counterclaim will exceed the value of the claims asserted against the Company but cannot fully assess the outcome of the action at this time.

ITEM 4. RESERVED

Not applicable.

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 28, 2011, we had approximately 2,300 shareholders.  We have not paid cash dividends on our common stock.  We anticipate that for the foreseeable future, any earnings will be retained for use in our business, and no cash dividends will be paid on the common stock.  Declaration of common stock dividends will remain within the discretion of our Board of Directors and will depend upon our growth, profitability, financial condition and other relevant factors.

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

Fiscal Year 2010	High Bid	Low Bid

Quarter ended 12/31/10	$ 0.20	$ 0.05
Quarter ended 9/30/10	$ 0.11	$ 0.02
Quarter ended 6/30/10	$ 0.06	$ 0.03
Quarter ended 3/31/10	$ 0.20	$ 0.05

Fiscal Year 2009	High Bid	Low Bid

Quarter ended 12/31/09	$ 0.49	$ 0.11
Quarter ended 9/30/09	$ 0.48	$ 0.10
Quarter ended 6/30/09	$ 0.23	$ 0.06
Quarter ended 3/31/09	$ 0.09	$ 0.03

Fiscal Year 2008	High Bid	Low Bid

Quarter ended 12/31/08	$ 0.06	$ 0.01
Quarter ended 9/30/08	$ 0.25	$ 0.03
Quarter ended 6/30/08	$ 0.29	$ 0.10
Quarter ended 3/31/08	$ 0.28	$ 0.10

ITEM 6. SELECTED FINANCIAL DATA

We are a “Smaller Reporting Company,” as defined under §229.10(f) (1) of Regulation S-K, and are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010, IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT DECEMBER 28, 2011. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR FISCAL 2009. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Results of Operations

Revenues:  There have been no revenues generated during 2010 and 2009, primarily due to three reasons: 1) the Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained which was anticipated as late as July, 2008; 2) the Company’s efforts thereafter until March 1, 2010 to develop a new anti-viral, antibacterial and disposable mask; and 3) the Company’s marketing efforts after March 1, 2010 to sell its new Nano Zyme and Nano Silver Hospital Products

The Company has remained a product development company until 2011 when sales of new products were begun.

Cost of Sales: Inasmuch as no revenues were generated in 2010 or 2009, cost of sales was not incurred.

Operating Expenses: General and administrative expenditures for 2010 as compared to 2009 increased by approximately $133,000 or 25%, primarily due to increased wages and officer compensation and insurance.

Depreciation and Amortization: No depreciation expense was recognized during 2009. During 2010, $178 was recognized as depreciation expense.

Research and Development (R&D) Costs: Early in 2009, management made a concerted effort to fund basic research and development on a new nano-particle mask including related FDA testing. Expenditures of $80,558 were incurred in 2009. Additional expenditures of $70,050 were incurred in 2010 with Intrinsiq Materials, Ltd., Alfred University and AlvaMed, LLC. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources

We have not been able to generate sufficient net cash inflows from operations to sustain our business efforts as well as to accommodate our growth plans.  Cash used by our operating activities for the years ended December 31, 2010 and 2009 was funded primarily by the sale of common stock for cash and from the issuance of short term notes payable. During 2009 the Company issued 2,594,597 units of common shares and warrants to purchase common shares at $.50 per share, exercisable for two years, for total proceeds of $479,000, settlement of $16,930 in expenses incurred by three key officers and the repayment of a $22,989 loan made by a key officer, including $2,989 accrued interest. Also during 2009, the Company issued 1,846,237 common shares and warrants to settle $250,000 of notes payable, plus accrued interest thereon of approximately $35,000. In July 2010, 196,078 shares were issued for the $10,000 cash received from an executive officer. Moreover, throughout 2010 management and board members continued to discuss other alternative financing options, but no definitive proposals or agreements were reached.

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

In 2004, we adopted a stock option and award plan (the "Plan") under which options to acquire our common stock or bonus stock may be granted from time to time to employees, including officers and directors and/or subsidiaries.  As of December 31, 2010, 1,479,000 shares of our common stock were issued pursuant to the Plan for the services of various individuals. A balance of 1,021,000 shares remains to be issued under the Plan subject to approval of the Board of Directors or of a Plan administrator.

At the filing date of this report, we do not believe that we currently have sufficient capital to sustain our business efforts for the next twelve months.  Accordingly, we will need to raise additional capital during 2012 to sustain operations.  These funds will be required to sustain our development and marketing efforts to sell our Nano Silver Technology and Nano Zyme products. We will then need working capital to maintain our operations once the product sales are initiated. We are also working on minimizing operating expenses, to the extent possible, by reducing overhead costs, salaries, and other consulting and professional fees, in order to conserve our available cash pending sales of the new products mentioned above.

Consequently, our ability to continue as a going concern may be dependent upon the success of our new business plan which, as explained above, includes a) generating sales of the new products noted above, b) continuing efforts to increase our product sales internationally through our broad network of distributors, and c) obtaining additional equity or debt financing.  We do not know if such additional capital will be available or available on terms acceptable to us.  We do not know if we will sustain operations long enough to generate revenues, to obtain additional equity or debt financing or otherwise execute our long-term business plans. Accordingly, for these and other reasons, in their report on our 2010 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern.

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

See Note 4, Warrants, in the Notes to the Financial Statements, for additional information regarding fair value measurements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that are designed for the purpose of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

For the period ended December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-K, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

We have identified the following material weaknesses in our internal control over financial reporting:

Lack of Independent Board of Directors and Audit Committee

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, management has concluded that the risks associated with the lack of an independent audit committee are not sufficient to justify the creation of such a committee at this time. Management will periodically reevaluate this situation.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rule that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  Information as to our current and past directors and executive officers is presented below:

Name	Age	Position	Periods Held From and To
Edward Suydam	53	Chief Executive Officer: Director	March, 2010 – Present
Michael J. Marx	67	Chief Financial Officer; Director	December, 2009 –- Present
Marc Kahn	56	Chief Medical Officer; Director	June, 2009 – Present
David J. Willoughby	49	Vice President, Marketing & Sales; Director	July, 2011 – Present
Vicki L. Aksland	45	Director	July, 2011 – Present
Mark Cox	46	Director	February, 2010 – Present
Douglas Heath	58	Former Chief Executive Officer Former Director	January, 2009 – March, 2010 July, 2008 – March, 2010

The principal occupation and business experience for each of the current and past directors and executive officers are as follows:

Edward J. Suydam was appointed as Chief Executive Officer (“CEO”) and president, effective March 1, 2010.  Mr. Suydam had been serving as the Company’s Chief Operations Officer (“COO”) since June 2009. Mr. Suydam had been a managing member of Buildex, LLC in New York since November 2007. Prior to that time, from May 1992 to November 2007, he was president of S & S Builders Corporation of New York.  Mr. Suydam’s professional career has been in construction and construction management.

Mr. Douglas Heath, Former CEO, is the founder and President of Manteca, California-based Nushake Roofing Inc., one of Northern California's largest re-roofing companies, which has been in continuous operation since 1976. Mr. Heath has also founded and operated a number of other business concerns, including the Gutter Guy Inc.; Hula in Motion, which operates a Hawaiian souvenir distribution company; and 2H Distributors Inc., a company which sold Nano Mask’s first NanoMask™.

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

The board of directors met seven times via telephone during 2010.

Committees of the Board of Directors

We are not obligated to have an audit committee nor to comply with any requirements for its composition should it have one. Our Board of Directors established an Audit Committee on March 2, 2007, consisting of two independent board members. The Committee was inactivated when its Committee members resigned in late 2008 until it was re-activated and increased in scope to include compensation policy during early 2010. Michael J. Marx and Marc Kahn, neither of whom is independent of management, comprise the Audit and Compensation Committee. Michael J. Marx serves as Chairman. The Board of Directors decides on the recommendations made by the Audit and Compensation Committee.

Code of Ethics

We have a Code of Ethics for our executive officers and key employees.  The Code of Ethics is posted on our website at www.nmihealth.com.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table set forth below (the “Named Executive Officers”).  The information below provides the description of compensation policies applicable to executive officers and other highly compensated individuals under employment and/or consulting arrangements.

Objectives of Our Compensation Program

We are in the early stages of completing an overall compensation program. As proposed, the primary objective of our compensation program, including our executive compensation program, is to maintain a compensation program that will fairly compensate our executives and employees, attract and retain qualified executives and employees who are able to contribute to our long-term success, encourage performance consistent with clearly defined corporate goals and align our executives’ long-term interests with those of our stockholders. To that end, our compensation practices are intended to:

1.

Tie total compensation to the Company’s performance and individual performance in achieving financial and non-financial objectives;

2.

Align senior management’s interests with stockholders’ interests through long-term equity incentive compensation.

Role of the Compensation Committee

The Compensation Committee determines the compensation of our Chief Executive Officer and, in consultation with the Chief Executive Officer, our other executive officers. In addition, the Compensation Committee is responsible for adopting, reviewing and administering our compensation policies and programs. Our Compensation Committee intends to adhere to a compensation philosophy that (i) seeks to attract and retain qualified executives who will add to the long-term success of the Company, (ii) promotes the achievement of operational and strategic objectives, and (iii) compensates executives commensurate with each executive’s level of performance, level of responsibility and overall contribution to the success of the Company.

In determining the compensation of our Chief Executive Officer and our other executive officers, the Compensation Committee considers the financial condition and operational performance of the Company during the prior year. In determining the compensation for executive officers other than the Chief Executive Officer, the Compensation Committee considers the recommendations of the Chief Executive Officer and comparable market rates. The Compensation Committee may review the compensation practices of other companies, based in part on market survey data and other statistical data relating to executive compensation obtained through industry publications and other sources.

Components of Executive Compensation for 2010 and 2009

Our executive employment agreements for 2010 and 2009 provided that employees would be compensated by salary, with potential bonuses that could include cash and equity components.  Salaries were determined by negotiation between the Company and the particular executive based on each individual’s qualifications and relevant experience and the Compensation Committee’s and board’s best business judgment.  While each of the agreements had a general description of the employee’s responsibilities associated with his/her title and/or position, the agreements did not include specific written performance objectives for the individual or the Company.

The elements of the Company’s planned compensation program may include base salary and long-term equity incentives. Our compensation program will be designed to provide our executives with incentives to achieve our short- and long-term performance goals and to pay competitive base salaries. Each Named Executive Officer’s current and prior compensation will be considered in setting future compensation.

Long Term Equity Incentives

The Company intends to adopt a plan for executive and employee equity compensation but there is no such plan in place at this filing date.

Perquisites and Other Benefits

The Company does not provide significant perquisites or personal benefits to executive officers.

Stock Ownership Requirements

The Board of Directors has historically encouraged its members and members of senior management to acquire and maintain stock in the Company to link the interests of such persons to the stockholders. However, neither the Board of Directors nor the Compensation Committee has established stock ownership guidelines for members of the Board of Directors or the executive officers of the Company.

The following Summary Compensation Table sets forth the aggregate compensation paid or accrued by the Company to the executive officers, (the “Named Executive Officers”) as of December 31, 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Edward Suydam, CEO (1)	2010	$145,833	$100,000	$245,833
	2009	$125,000	$ 25,000	$150,000

Michael J. Marx, CFO (2)	2010	$80,000	$ 0	$80,000
	2009	$ 2,168	$ 0	$ 2,168

Douglas Heath, CEO (3)	2010	$ 37,500	$ 0	$ 37,500
	2009	$150,000	$ 0	$150,000

(1) Since March 1, 2010

(2) Since December 21, 2009

(3) Until March 1, 2010

$75,000 of the 2010 bonus was paid in common stock on the award date using the 30 day trailing average of the common stock.

DIRECTOR COMPENSATION

The following table sets forth the aggregate compensation paid or accrued by the Company to the Directors for the fiscal year ended December 30, 2010.

Name	Fees Earned or Paid in Cash (In $)	Stock Awards (In $)	Option Awards (In $)	Non-Equity Incentive Plan Compensation (In $)	Non- Qualified Deferred Compensation Earnings (In $)	All Other Compensation (1) (2) (In $)	Total (In $)
Edward Suydam	-	-	-	-	-	-	-
Michael J. Marx	-	-	-	-	-	-	-
Marc Kahn	-	-	-	-	-	-	-
Mark Cox	$ 13,750	$5,900	-	-	-	-	$ 19,650

All directors are reimbursed for all travel related expenses incurred in connection with their activities as directors.

Compensation of Directors

Effective September 1, 2007, all Directors orally agreed to forgo annual compensation. Accordingly, during 2009 the Company issued no shares to its directors as compensation. Effective March 1 2010, all officers of the Company serving as Directors have agreed to forego annual director compensation. However, 100,000 shares were issued to the non-officers at $.059 per share during 2010.

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

The following tables provide information, as of December 28, 2011, about the beneficial ownership of its common stock by those known to own more than 5% of the Company’s common stock, including its directors and executive officers. The percentage of beneficial ownership for the following table is based on 80,753,864 shares of our common stock issued and outstanding:

Title of Class	Name and Address	Number of Shares	% of Class

Common	Josiah T. Austin 12626 Turkey Creek Road Pearce, AZ 85625	11,426,839	14.11%

Securities Ownership of Officers and Directors

Title of Class	Name and Title	Number of Shares	% of Class

Common	Edward Suydam Chief Executive Officer	8,296,579	10.24%
Common	Michael J. Marx Chief Financial Officer	4,406,760	5.44%
Common	Marc Kahn Chief Medical Officer	11,028,027	13.61%
Common	David Willoughby Vice President, Marketing & Sales	1,296,779	1.61%
Common	Vicki Aksland Director	430,842	*
Common	Mark Cox Director	2,237,916	2.76%

	Total (6 persons)	27,696,903	34.19%

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

As of December 31, 2010, 1,479,000 shares of our common stock have been issued pursuant to the Plan for the services of various individuals.  The 1,479,000 shares (issued during 2004) were recorded at the fair market value of the shares on the date of issuance, which was $0.45 per share for a total of $665,550. As of December 31, 2010 and 2009, there was no deferred compensation and all capitalized patent and acquired technology costs had been written off. While there are 1,021,000 common shares available for future issuance, the Board of Directors has not approved any further equity compensation awards under the Plan.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following related party transactions occurred during the years ended December 31, 2010 and 2009 which are required to be disclosed pursuant to Item 404 of Regulation S-K.

Stock Issuances to Related Parties

None.

Applied Nanoscience, Inc.

During June 2004, we entered into a licensing agreement with Applied Nanoscience, Inc. (Applied), a related company due to some common ownership, directors and employees, which includes a 2.5% royalty on the gross sales of any and all products utilizing the nano-coatings technology on any filter configuration for environmental masks and any other application for US military use only.  No royalties were paid and/or accrued pursuant to this agreement for the years ended December 31, 2010 and 2009, respectively.

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

On December 29, 2010, the Company received a complaint from Applied, filed in the District Court of Clark County in Nevada (Case NoA-10-631192-C), seeking collection of notes payable to Applied in the amount of $453,500, including accrued interest. On February 1, 2011, we countersued for breach of contract and claims related thereto. Our management believes that the value of its counterclaim will exceed the value of the claims asserted against the Company but cannot fully assess the outcome of the action at this time. Accordingly, management believes that no provision is required in excess of the recorded liability to Applied in the accompanying financial statements related to this complaint.

ITEM 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Information required by Item 9(c) of Schedule 14A

 1) Audit Fees - The aggregate fees billed or estimated and expected to be billed for professional services rendered by our registered public accounting firm, MaloneBailey, LLP, (“MB”) for the audit of our annual financial statements and review of our quarterly financial statements for fiscal year 2010 was approximately $18,000. The aggregate fees billed or estimated and expected to be billed for professional services rendered by our registered public accounting firm, Piercy Bowler Taylor & Kern, Certified Public Accountants (“PBTK”) for the audit of our annual financial statements and review of our quarterly financial statements for fiscal year 2009 was approximately $59,000.

 2) Audit-Related Fees – The aggregate fees billed for professional audit-related services rendered by MB during fiscal year 2010 was $0. The aggregate fees billed for professional audit-related services rendered by PBTK during fiscal years 2009 was approximately $25,000.

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

December 28, 2011

By /s/ Edward Suydam

Edward Suydam, Chief Executive Officer (Principal Executive Officer) and Director

December 28, 2011

              By /s/ Michael J. Marx

Michael J. Marx, Chief Financial Officer (Principal Financial Officer and Principal

                                           Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signature	Title	Date
/s/ Edward Suydam	Chief Executive Officer and Director	December 28, 2011
/s/ Michael J. Marx	Chief Financial Officer and Director	December 28, 2011
/s/ Marc Kahn	Chief Medical Officer and Director	December 28, 2011
/s/ David J. Willoughby	Vice President, Marketing & Sales and Director	December 28, 2011
/s/ Vicki L. Aksland	Director	December 28, 2011
/s/ Mark Cox	Director	December 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nano Mask, Inc.

Reno, Nevada

We have audited the accompanying balance sheet of Nano Mask, Inc. (the “Company”) as of December 31, 2010, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, its financial position as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company has incurred a series of net losses resulting in negative working capital as of December 31, 2010.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

Houston, Texas

December 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nano Mask, Inc.

Reno, Nevada

We have audited the accompanying balance sheet of Nano Mask, Inc. (formerly, Emergency Filtration Products, Inc.) (the Company) as of December 31, 2009, and the related statements of operations, stockholders' equity deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, its financial position as of December 31, 2009, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred a series of net losses resulting in negative working capital and a stockholders’ equity deficiency of $1,127,237 as of December 31, 2009. The Company’s ability to pay its obligations when due and to continue operations is dependent upon its ability to develop and sell its products or obtain additional financing with acceptable terms. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern, Certified Public Accountants

Las Vegas, Nevada

September 9, 2011

NANO MASK, INC.
Balance Sheets December 31, 2010 and 2009

ASSETS
	2010	2009
CURRENT ASSETS
Cash	$ 2,810	$ 136,908
Refund receivable	2,500	-
Prepaid expenses	571	2,981
Inventory, net	14,421	95,040

	20,302	234,929

FIXED ASSETS
Equipment	973	-
Accumulated depreciation	(178)	-
	795	-

Total assets	$ 21, 097	$ 234,929

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 795,312	$ 369,817
Accounts payable-related party	67,500	403,973
Accrued expenses	343,497	103,269
Notes payable	497,727	485,107

	1,704,036	1,362,166

STOCKHOLDERS' DEFICIT
Common stock, $.001 par, 100,000,000 shares authorized;
57,979,351 outstanding (57,808,929 issued and 170,422 issuable) in 2010 and 53,671,536 outstanding (53,571,536 issued and 100,000 issuable) in 2009	57,979	53,672
Additional paid-in capital	20,427,452	20,157,141
Accumulated deficit	(22,168,370)	(21,338,050)

Total stockholders’ deficit	(1,682,939)	(1,127,237)

Total liabilities and stockholders’ deficit	$ 21,097	$ 234,929

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.
Statements of Operations For the years ended December 31, 2010 and 2009

	2010	2009

COSTS AND EXPENSES
Research and development	$ 70,050	$ 80,558
Selling, general and administrative	660,667	527,183
Provision for inventory obsolescence	79,986	-

LOSS FROM OPERATIONS	(810,703)	(607,741)

OTHER INCOME (EXPENSE)
Interest expense	(34,371)	(48,376)
Loss on debt extinguishment	-	(20,000)
Gain on settlement of vendor liabilities and other	14,754	42,494

	(19,617)	(25,882)

NET LOSS	$ (830,320)	$ (633,623)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	55,720,324	51,093,371

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.
Statements of Stockholders' Deficit
For the Years Ended December 31, 2010 and 2009
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Dollars	paid in capital	deficit	Deficit
Balances, December 31, 2008	47,865,535	$ 47,866	$ 19,002,808	$(20,704,427)	$ (1,653,753)
Common stock issued for cash at an average $0.20 per share	2,395,000	2,395	476,605		479,000
Common stock issued to settle debt, valued at an average of $0.14 per share	1,982,611	1,983	282,065		284,048
Estimated fair value of warrants issued for debt settlement			20,000		20,000
Common stock issued for services rendered at an average $0.26 per share	1,428,390	1,428	375,663		377,091
Net loss	-	-	-	(633,623)	(633,623)
Balances, December 31, 2009	53,671,536	53,672	20,157,141	(21,338,050)	(1,127,237)
Common stock issued for settlement of advances	196,078	196	9,804		10,000
Common stock issued for services	3,735,229	3,735	233,147		236,882
Common stock issued for reimbursed expenses	376,508	376	27,360		27,736
Net Loss	-	-	-	(830,320)	(830,320)
Balances, December 31, 2010	57,979,351	$ 57,979	$ 20,427,452	$ (22,168,370)	$ (1,682,939)

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (830,320)	$ (633,623)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	178	-
Provision for inventory obsolescence	79,986
Common stock issued for services rendered	236,882	360,160
Common stock issued for company expenses incurred	27,736	16,930
Loss on debt extinguishment	-	20,000
Gain on settlement of vendor liabilities	-	(37,506)
Changes in operating assets and liabilities:
Refund receivable	(2,500)	-
Prepaid expenses and other	2,410	(2,981)
Inventory	633	(95,040)
Accounts payable	99,022	(46,659)
Accrued expenses	252,847	48,627

Net cash used in operating activities	(133,125)	(370,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of equipment	(973)	28,000
Cash provided by (used in) investing activities	(973)	28,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term notes payable	6,855	-
Repayments of short-term notes payable	(6,855)	-
Common stock issued for cash	-	479,000

Net cash provided by financing activities	-	479,000

NET INCREASE (DECREASE) IN CASH	(134,098)	136,908

CASH, BEGINNING OF YEAR	136,908	-

CASH, END OF YEAR	$ 2,810	$ 136,908
Interest paid for period ended December 31	$ 4,795	$ -
Income taxes paid for period ended December 31	-	-

Noncash Financing and Investing Activities
Common stock issued for settlement of advances	$ 10,000	$ -
Accrued interest added to note payable balance	12,620	-

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Nano Mask, Inc.(“we”, “our” or the “Company”) is a materials-technology development company focused on health and wellness-related markets. The Company is evolving from a specialty filter products company that developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems into a company that plans to provide a proprietary line of antibacterial and antimicrobial products for the hospital, clinic and health industry.

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

Inventory. In November 2009, the Company purchased inventory consisting of Vira Masks intended for sale both domestically and internationally.  The inventory is carried at the lower of cost (determined on a first-in, first-out basis) or market. Obsolete or abandoned inventories (if any) are charged to operations in the period that it is determined that the items are no longer viable sales products. The Company has provided an allowance of $79,986 for slow moving and obsolete inventory at December 31, 2010.

Loss per share. The computation of basic loss per share of common stock is based on the weighted-average number of shares outstanding during the period of the financial statements.  As the Company has incurred net losses since its inception, the warrants issued during 2009 (Notes 3 and 4) were not included in the computation of loss per share, since their inclusion would be anti-dilutive.

Revenue recognition and sales returns. The Company recognizes revenue for its products generally when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.  In general, these conditions are satisfied when the product is shipped and title passes to the buyer. The Company provides an allowance for sales returns based upon estimated and known returns.

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

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Income taxes. We provide for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income during the period such determination is made. The Company has recorded full valuation allowances as of December 31, 2010 and 2009.

Management has conducted an evaluation of the Company's tax positions taken on returns that remain subject to examination and has concluded that there are no uncertain tax positions, as defined in ASC 740, that require recognition or disclosure in the financial statements.

Interest and penalties incurred by the Company, if any, related to income tax matters are classified as part of the income tax provision/benefit.

Stock-based compensation. The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based upon the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period (Note 4).  Stock-based compensation awards to non-employees are accounted for in accordance with ASC 505-50.

Reclassifications. Certain minor reclassifications to prior year amounts have been made to conform to the current year’s presentation.

NOTE 2: GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at December 31, 2010.  In addition, at December 31, 2010, the Company has a working capital deficiency.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NANO MASK, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

NOTE 3: NOTES PAYABLE

During 2008 and 2007, the Company issued various notes payable totaling $109,136 and $667,332, respectively, each of which were payable in one year and bear annual interest at rates between 6% and 12%, or the prime rate plus 2%. During 2009, $250,000 of notes (plus the related accrued interest thereon of approximately $35,000) was settled through the issuance of 1,846,237 units, each consisting of one share of the Company’s stock and one common stock warrant (Note 4, Warrants).  At December 31, 2010, the remaining notes payable are in default and continue to bear interest according to their original terms.  Of the remaining liability at December 31, 2010, $412,140 represents loans payable to Applied Nanoscience, Inc. (Note 6, Litigation), net of the Company’s right of offset in the amount of $41,360 against the $453,500 face amount of the notes payable for monies the Company expended on behalf of Applied Nanoscience, Inc. Interest expense for 2009 totaled $48,376, of which no cash interest payments were paid during 2009. However, $34,048 of accrued interest was converted into common stock during 2009, along with the related notes amounting to $250,000. $24,013 of this converted accrued interest is considered a non-cash financing activity.

In 2010, the Company issued a short-term note payable of $6,855 with an annual interest rate of 7.5%. The note was fully paid as of December 31, 2010. In addition, a Nevada judgment caused the face amount of a note payable to increase by $12,620, but the interest rate declined from 12% per annum to prime rate, plus 2%..

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

During the second quarter of 2009, an unrelated party agreed to accept 41,431 restricted common shares, valued at the date granted at $0.13 per share, in full settlement of a note payable of $5,386, including $386 of accrued interest. Also during the second quarter of 2009, another unrelated party accepted 8,923 restricted common shares, valued also at $0.13 per share as settlement for his services rendered. Finally, during the fourth quarter, an employee accepted 20,000 restricted common shares for his services rendered in the amount of $4,000.

During 2010, 4,307,815 restricted common shares were issued or issuable: 251,508 common shares were issued for $12,736 in officer reimbursed expenses; 196,078 common shares were issued for conversion of $10,000 in officer advances; 125,000 common shares were issued for $15,000 in unrelated party expenses; and 3,735,229 common shares were issued for $236,882 in officer or director compensation.

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

NANO MASK, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

As of December 31, 2010 and 2009, 1,479,000 shares of common stock have been issued pursuant to the Plan for the services of various individuals. All related compensation expense has been recognized in years prior to 2009. While there are 1,021,000 common shares available for future issuance, the Board of Directors has not approved any further equity compensation awards under the Plan.

A summary of the status of our outstanding stock options at December 31, 2010 and December 31, 2009 and the related changes during the periods then ended is presented below:

	December 31, 2010		December 31, 2009
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding beginning of period	700,000	$0.57	700,000	$0.57
Granted	-	-	-	-
Expired/Cancelled	450,000	$0.46	-	-
Exercised	-	-	-	-
Outstanding end of period	250,000	$0.76	700,000	$0.57
Exercisable	250,000	$0.76	700,000	$0.57

Warrants.  On various occasions during 2009, the Company sold a total of 2,395,000 “units” for $479,000 in cash, including $195,000 to certain officers and directors.  Each unit was priced at $0.20 and consisted of a share of common stock and a warrant to purchase a share of common stock.  Additionally, in June 2009, two unrelated note holders agreed to accept 1,826,237 such units in connection with the settlement of notes payable of $225,000, plus accrued interest of $30,673.  Also, during 2009, the Company issued a total of 84,654 similar units to certain officers in connection with reimbursements for costs incurred on behalf of the Company totaling approximately $17,000. Lastly, an officer settled his note payable of $20,000, plus accrued interest of $2,989, with 114,943 similar units.

The aforementioned warrants issued each had a two-year term with an exercise price of $0.50 per share, and were immediately exercisable.  The terms of the warrants did not obligate the Company to register shares of common stock, nor did they obligate the Company to settle in cash or other assets.  Accordingly, no liability has been recorded in connection with the outstanding warrants.  As of December 31, 2010 and 2009, 4,420,834 warrants remained outstanding until various expiration dates in 2011. No warrants were issued in 2010.

The warrants issued in connection with the settlement of notes payable and officer reimbursements were valued at approximately $20,000, using a Black-Scholes-Merton (BSM) option pricing model.  The assumptions (most significantly based on level 3 fair value inputs) used in the BSM model included the Company’s closing stock price on the grant date, a volatility factor of 54% based on historical closing prices over a limited period, judgmentally determined by management to be most predictive of a reasonably expected future volatility based on relevant facts and circumstances, a risk-free interest rate of 1.5% and expected dividends of $0.  The resultant estimated fair value of the warrants issued in connection with the settlement of debt ($19,000) and reimbursement of employee costs ($1,000) was recorded as a loss on debt extinguishment during the second quarter of 2009.

The warrants had no intrinsic value as of December 31, 2010.

NOTE 5:   INCOME TAX

At December 31, 2010, the Company had net operating loss carry-forwards of approximately $13,900,000 that may be used to offset future taxable income.  These operating loss carry-forwards expire in the years 2012 through 2030. However, the Company may be limited in its ability to fully utilize its net operating loss carry-forwards and realize any benefits in the event of certain ownership changes described in Internal Revenue Code Section 382.

NANO MASK, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carry-forwards that would result in a deferred tax asset of approximately $4,700,000 is effectively offset by a 100% valuation allowance primarily because of significant uncertainty as to the Company’s ability to continue as a going concern (Note 2, Going Concern). Details of the reason there is no income tax benefit such as would ordinarily be computed at federal statutory rates of approximately 34% are as follows:

	2010	2009
Income tax benefit at statutory rate	$ 282,309	$ 215,432
Timing differences between book and tax depreciation	138
Timing differences in inventory obsolescence recognition	(27,195)
Non-deductible expenses from common stock issued or options granted for services rendered	(79,793)	(129,254)
	175,459	86,178
Change in valuation allowance	(175,459)	(86,178)
	$ -	$ -

Deferred tax assets are comprised of the following at December 31, 2010:

Operating loss carry forwards	$ 4,700,000
Less valuation allowance	(4,700,000)

Net deferred tax assets	$ -

NOTE 6: COMMITMENTS AND CONTINGENCIES

Litigation.  On December 29, 2010, the Company received a complaint from Applied Nanoscience, Inc. seeking collection of the as yet unpaid notes payable to Applied in the amount of $453,500, plus interest and litigation expenses. On February 1, 2011, the Company countersued for breach of contract and related claims. The Company maintains a right of offset in the amount of $41,360 against Applied’s notes and is reflected on the balance sheet in the net amount of $412,140 (Note 3, Notes Payable)

Employment agreements.  At December 31, 2010, the Company has employment agreements with certain officers and directors with a remaining commitment of approximately $192,500, which was paid during the first quarter of 2011.

NOTE 7:   OTHER RELATED PARTY TRANSACTIONS

Amounts payable to related parties are summarized as follows:

Balance, January 1, 2009	401,775
2008 gross wages earned	357,198
Payments (including unpaid wages)	(355,000)
2009 advances	-
Balance, December 31, 2009	403,973
2010 gross wages earned	516,863
Payments (including unpaid wages)	(329,961)
Transfer to accounts payable	(600,875)
2010 advances	77,500
Balance, December 31, 2010	$ 67,500

During fiscal 2010, various parties that were previously affiliates of the Company became unaffiliated, resulting in the transfer of $600,875 of related party payables to third party accounts payable.

NANO MASK, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 8:  SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the Company either paid vendors or vendors accepted common stock as payment of the amount owed, whereby the consideration accepted amounted to less than the debt outstanding prior to settlement. These settlements generated gains on settlement of liabilities totaling approximately $383,000 during 2011 in return for 2,091,666 shares of common stock. Also, vendor debt-extinguishment gains of approximately $22,000 were derived from expiration of the statute of limitations.

Furthermore, the Company received $117,500 in cash advances from one executive officer during 2011. In addition, a significant shareholder loaned the Company $25,000 with interest at prime, plus 2%, payable in six months from February 22, 2011. Moreover, during 2011 the Board of Directors authorized the Company to issue 2,866,477 common shares, at an average price of $.033 per share, to repay $93,500 of loans from one of its executives. Lastly, in 2011, 1,400,000 shares of common stock were issued in a private placement to four individual investors.

The following table summarizes the issuance of common shares subsequent to December 31, 2010, and their related amounts for cash proceeds from private placements, compensation and expense reimbursements and settlements of notes payable:

	Cash Proceeds		Compensation and Expense Reimbursements		Settlement of Loans Payable
	Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
Through December 28, 2011	1,400,000	$35,000	18,508,036	$603,353	2,866,477	$93,500