Form 10-Q
period 2010-03-31
Nano Mask, Inc.
filed 2012-01-06
CIK 1088213

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2010

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

At January 4, 2011, there were outstanding 80,753,864 shares of the Registrant's Common Stock, $.001 par value.

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JANUARY 5, 2012. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. Balance Sheets (Unaudited)
	March 31,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash	$ 11,427	$ 136,908
Prepaid expenses	5,713	2,981
Inventory	94,490	95,040

	111,630	234,929
FIXED ASSETS
Equipment	973	-
Accumulated depreciation	(32)	-
	941	-

	$ 112,571	$ 234,929

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 376,246	$ 369,817
Accounts payable - related party	-	403,973
Accrued expenses	692,461	103,269
Notes payable	501,726	485,107
	1,570,433	1,362,166

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized, $0.001 par value, 53,796,536 shares outstanding (53,696,536 issued and 100,000 issuable) in 2010 and 53,671,536 outstanding (53,571,536 issued and 100,000 issuable) in 2009	53,797	53,672
Additional paid-in capital	20,172,016	20,157,141
Accumulated deficit	(21,683,675)	(21,338,050)
Stockholders’ deficit	(1,457,862)	(1,127,237)

	$ 112,571	$ 234,929

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC. Statements of Operations For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

	2010	2009

COSTS AND EXPENSES
Research and development	$ 66,300	$ 30,273
Selling, general and administrative	277,664	95,905
	343,964	126,178

LOSS FROM OPERATIONS	(343,964)	(126,178)

OTHER INCOME (EXPENSE)
Gain on settlement of vendor liabilities and other	6,644	12,256
Interest expense	(8,305)	(12,306)

NET LOSS	$ (345,625)	$ (126,228)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	53,788,203	47,865,535

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC. Statements of Cash Flows For the Three Months Ended March 31, 2010 and 2009 (Unaudited)
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (345,625)	$ (126,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	-
Common stock issued for expenses incurred	15,000	-
Gain on settlement of vendor liabilities	(6,644)	(12,256)
Changes in operating assets and liabilities:
Prepaid expenses	(2,732)	-
Inventory	550	-
Accounts payable	23,494	37,604
Accrued expenses	187,417	100,880
Net cash used in operating activities	(128,508)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(973)	-
Cash used in investing activities	(973)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term notes payable	6,855	-
Repayments of short-term notes payable	(2,855)	-
Net cash provided by financing activities	4,000	-

NET DECREASE IN CASH	(125,481)	-

CASH AT BEGINNING OF PERIOD	136,908	-

CASH AT END OF PERIOD	$ 11,427	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued interest added to note payable balance	$ 12,620	$ -

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC.

Notes to the Financial Statements (Unaudited)

                                                         For the Three Months Ended March 31, 2010

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-K. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009, from which the balance sheet information at that date is derived and reference is made thereto elsewhere in this report.  These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, in addition to a working capital deficiency at March 31, 2010, the Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at March 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

During the quarter ended March 31, 2010, the Company issued 125,000 common shares for $15,000 in unrelated party expenses.

In 2010, the Company issued a short-term note payable of $6,855 with an annual interest rate of 7.5%. $2,855 of the note was repaid as of March 31, 2010. In addition, a Nevada judgment caused the face amount of a note payable to increase by $12,620, but the interest rate declined from 12% per annum to prime rate, plus 2%.

Gains from settlement of vendor liabilities and other largely represent $6,644 and $12,256 for the years 2010 and 2009, respectively, from reductions by vendors of their receivables from the Company.

NANO MASK, INC.

Notes to the Financial Statements (Unaudited)

                                                         For the Three Months Ended March 31, 2010

NOTE 4 - SUBSEQUENT EVENTS

In July 2010 an executive officer accepted 196,078 common shares as repayment of the Company’s note payable to him of $10,000. In addition, a significant shareholder loaned the Company $25,000 with interest at prime, plus 2%, payable in six months from February 22, 2011. During 2011, the Company received cash advances from one executive officer of $117,500. Moreover, during 2011 the Board of Directors has authorized the repayment of $93,500 in loans from one of its executives with 2,866,477 common shares at an average price of $.033 per share. Finally, during 2011, 1,400,000 shares of common stock were issued in a private placement to four individual investors in the amount of $35,000.

Subsequent to March 31, 2010, the Company negotiated settlements with vendors resulting in reductions of approximately $391,000 in trade payables and accrued expenses.

The following table summarizes the common shares issued subsequent to December 31, 2010 and their related amounts for cash proceeds from private placements offerings, stock-based compensation and expense reimbursements as well as settlement of loans payable:

Cash Proceeds from Offerings		Stock-Based Compensation and Expense Reimbursements		Settlement of Loans Payable
Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
1,400,000	$35,000	18,508,036	$603,353	2,866,477	$93,500

NOTE 5 – CONTINGENCIES

On December 29, 2010, the Company received a complaint from Applied Nanoscience, Inc. seeking collection of the as yet unpaid notes payable to Applied in the amount of $453,500, plus interest and litigation expenses. On February 1, 2011, the Company countersued for breach of contract and related claims. The Company maintains a right of offset against Applied’s notes in the amount of $41,360 and is reflected on the balance sheet in the net amount of $412,140.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JANUARY 5, 2012. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Overview

             We are a materials-technology development company focused on health and wellness-related markets. The Company has evolved from a specialty filter products Company that developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems into a Company providing a proprietary line of antibacterial and antimicrobial products for the hospital, clinic and health industry. Such products now include our Nano Zyme line of products which offer a multi-enzyme hospital pre-soak and cleaning solution, as well as other complementary products in the line. Another line of products surrounds our new Nano Silver Hospital Curtains which offer excellent anti microbial efficacies against a wide spectrum of organisms. These products have been developed by partnering with innovative technology companies. The new product lines are in addition to our traditional anti-viral, antibacterial and disposable mask, a protective filtration face mask which we continue to improve upon. Largely, the evolution to this broader spectrum of products only began in 2010.

Since its inception, the Company has been involved in the development of its technology.  Through March 31, 2010, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  As of the current report date, the Company has funded itself by way of a series of private equity placements and unsecured loans which has offset its accumulated equity deficit in this manner.

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

Results of Operations for the Three Months Ended March 31, 2010 compared with 2009

Revenues:  During the three months ended March 31, 2010 and 2009, there were no revenues, due to three reasons: 1) the Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained which was anticipated as late as July, 2008; 2) the Company’s efforts thereafter until March 1, 2010 to develop a new anti-viral, antibacterial and disposable mask; and 3) the Company’s marketing efforts after March 1, 2010 to sell its new Nano Zyme and Nano Silver Hospital Products

Cost of Sales:  Since there were no sales during the three months ended March 31, 2010 and 2009, there was no cost of sales.

Operating Expenses: During the three months ended March 31, 2010, the Company experienced a substantial increase in general and administrative expenses of approximately $178,000 or 186% compared to the three months ended March 31, 2009, primarily due to increases in administrative salaries and insurance.

Research and development: Research and development relates to a new anti-viral mask and includes related FDA testing. $66,300 was spent in the three months ended March 31, 2010. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources

             The Company has not been able to generate sufficient net cash inflows from operations to sustain its business efforts and accommodate its growth plans. In June 2009, the Company authorized issuance of 2,395,000 units of common shares and warrants (to purchase common shares at $.50 per share, exercisable for two years) for total proceeds of $479,000. During 2010, the Company received cash advances from an executive officer for $77,500.

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

            Accordingly, for these and other reasons, there is significant uncertainty regarding the Company’s future, and the Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern in their report on the Company’s 2010 audited financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that are designed for the purpose of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

For the period ended March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On December 29, 2010, the Company received a complaint from Applied Nanoscience, Inc., a Nevada corporation, filed in the District Court of Clark County in Nevada (Case No. A-10-631192-C) and which seeks collection of notes payable to Applied in the amount of $453,500, including accrued interest and related legal expenses. On February 1, 2011, we countersued for breach of contract and claims related thereto. Our management believes that the value of its counterclaim will exceed the value of the claims asserted against the Company but cannot fully assess the outcome of the action at this time. Accordingly, management believes adequate provision has been made in the accompanying financial statements related to this complaint.

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

NANO MASK, INC.

January 5, 2012

by /s/ Edward Suydam

Edward Suydam, Chief Executive Officer

January 5, 2012

by /s/ Michael J. Marx

Michael J. Marx, Chief Financial Officer