Form 10-Q
period 2010-06-30
Nano Mask, Inc.
filed 2012-01-06
CIK 1088213

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2010

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

At January 4, 2012, there were outstanding 80,753,864 shares of the Registrant's Common Stock, $.001 par value.

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JANUARY 5, 2012. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. Balance Sheets (Unaudited)
	June 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$ 238	$ 136,908
Prepaid expenses and other	3,998	2,981
Inventory	94,408	95,040
	98,644	234,929
FIXED ASSETS
Equipment	973	-
Accumulated depreciation	(81)	-
	892	-

	$ 99,536	$ 234,929

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 786,485	$ 369,817
Accounts payable – related party	22,737	403,973
Accrued expenses	390,708	103,269
Notes payable	500,012	485,107
	1,699,942	1,362,166

STOCKHOLDERS' DEFICIT

Common stock, $.001 par, 100,000,000 shares authorized; 53,796,536 outstanding (53,696,536 issued and 100,000 issuable) in 2010 and 53,671,536 outstanding (53,571,536 issued and 100,000 issuable) in 2009	53,797	53,672
Additional paid-in capital	20,172,016	20,157,141
Accumulated deficit	(21,826,219)	(21,338,050)
Stockholders’ deficit	(1,600,406)	(1,127,237)

	$ 99,536	$ 234,929

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK INC. Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

COSTS AND EXPENSES
Research and development	$ 2,250	$ 32,885	$ 68,550	$ 63,158
Selling, general and administrative	131,769	111,684	409,433	207,589
	134,019	144,569	477,983	270,747

LOSS FROM OPERATIONS	(134,019)	(144,569)	(477,983)	(270,747)

OTHER INCOME (EXPENSE)
Gain on settlement of vendor liabilities and other	-	181	6,644	12,437
Loss on debt extinguishment	-	(20,000)	-	(20,000)
Interest expense	(8,525)	(16,477)	(16,830)	(28,783)
	(8,525)	(36,296)	(10,186)	(36,346)

NET LOSS	$ (142,544)	$ (180,865)	$ (488,169)	$ (307,093)
BASIC LOSS PER SHARE	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	53,796,536	48,072,725	53,792,392	47,969,702

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC. Statements of Cash Flows For the Six Months Ended June 30, 2010 and June 30, 2009 (Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (488,169)	$ (307,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81	-
Common stock issued for company expenses incurred	15,000	16,930
Loss on debt extinguishment	-	20,000
Gain on settlement of vendor liabilities	(6,644)	(12,256)
Changes in operating assets and liabilities:
Prepaid expenses	(1,017)	(5,000)
Inventory	632	-
Accounts payable	31,960	41,072
Accrued expenses	310,175	205,398
Net cash used in operating activities	(137,982)	(40,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of equipment	(973)	28,000
Cash provided by (used in) investing activities	(973)	28,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	25,000
Proceeds from the issuance of short-term notes payable	6,855	-
Repayments of short-term notes payable	(4,570)	-
Net cash provided by financing activities	2,285	25,000

NET INCREASE (DECREASE) IN CASH	(136,670)	12,051

CASH AT BEGINNING OF PERIOD	136,908	-

CASH AT END OF PERIOD	$ 238	$ 12,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued interest added to note payable balance	$ 12,620	$ -

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC.

Notes to the Financial Statements (Unaudited)

For the Six Months Ended June 30, 2010

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-K. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009, from which the balance sheet information as of that date is derived. These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, in addition to a working capital deficiency at June 30, 2010, the Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at June 30, 2010.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 –SIGNIFICANT TRANSACTIONS

During the six months ended June 30, 2010, the Company issued 125,000 common shares for $15,000 in unrelated party expenses.

In 2010, the Company issued a short-term note payable of $6,855 with an annual interest rate of 7.5%. $4,570 of the note was repaid as of June 30, 2010. In addition, a Nevada judgment caused the face amount of a note payable to increase by $12,620, but the interest rate declined from 12% per annum to prime rate, plus 2%.

Gains from settlement of vendor liabilities and other largely represent $6,644 and $12,256 for the years 2010 and 2009, respectively, from reductions by vendors of their receivables from the Company.

NANO MASK, INC.

Notes to the Financial Statements (Unaudited)

For the Six Months Ended June 30, 2010

NOTE 4 – SUBSEQUENT EVENTS

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

Subsequent to June 30, 2010, the Company negotiated settlements with vendors which has resulted in reductions of approximately $391,000 in trade payables and accrued expenses.

The following table summarizes the common shares issued subsequent to December 31, 2010 and their related amounts for cash proceeds from private placements offerings, stock-based compensation and expense reimbursements as well as settlement of loans payable:

Cash Proceeds from Offerings		Stock-Based Compensation and Expense Reimbursements		Settlement of Loans Payable
Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
1,400,000	$35,000	18,508,036	$603,353	2,866,477	$ 93,500

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JANUARY 5, 2012. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Since its inception, the Company has been involved in the development of its technology.  Through June 30, 2010, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through June 30, 2010, the Company has funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.

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

Results of Operations for the Three Months Ended June 30, 2010 compared with 2009

Revenues:  During the three months ended June 30, 2010 and 2009, there were no revenues, due to three reasons: 1) The Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained which was anticipated as late as July, 2008; 2) The Company’s efforts thereafter until March 1, 2010 to develop a new anti-viral and anti-bacterial mask; and 3) The Company’s marketing efforts after March 1, 2010  to sell its new Nano Zyme and Nano Silver Hospital Products.

.

Cost of Sales:  Since there were no sales during the three months ended June 30, 2010, there was no cost of sales.

Operating Expenses: During the three months ended June 30, 2010 the Company increased its general and administrative expenses by approximately $20,000 or 18%, compared to the three months ended June 30, 2009, largely attributable to additional officer compensation. The significant components of our operating expenses include salaries and wages, consulting and other professional services, accounting, audit and legal fees, product and liability insurance, travel and office rent.

Research and development: Research and development relates to a new anti-viral and anti-bacterial mask,

and includes related FDA testing. Approximately $2,000 was incurred in the three months ended June 30, 2010 on this new mask. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Results of Operations for the Six Months Ended June 30, 2010 compared with 2009

Revenues: During the six months ended June 30, 2010 and 2009, there were no revenues, due to three reasons: 1) the Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained which was anticipated as late as July, 2008; 2) the Company’s efforts thereafter until March 1, 2010 to develop a new anti-viral and anti-bacterial mask; and 3) the Company’s marketing efforts after March 1, 2010  to sell its new Nano Zyme and Nano Silver Hospital Products

Cost of Sales:  Since there were no sales during the six months ended June 30, 2010 and 2009, there was no cost of sales.

Operating Expenses: During the six months ended June 30, 2010, the Company experienced a substantial increase in general and administrative expenses of approximately $202,000 or approximately 97% compared to the six months ended June 30, 2009, primarily attributable to increases in officer compensation.

Research and development: Research and development relates to a new anti-viral and anti-bacterial mask, and includes related FDA testing. Approximately $69,000 was incurred in the six months ended June 30, 2010 on this new mask.

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

ITEM 4

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

For the period ended June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On December 29, 2010, the Company received a complaint from Applied, filed in the District Court of Clark County in Nevada (Case No. A-10-631192-C) and which seeks collection of notes payable by Applied in the amount of $453,500, including accrued interest. On February 1, 2011, we countersued for breach of contract and claims related thereto. Our management believes that the value of its counterclaim will exceed the value of the claims asserted against the Company but cannot fully assess the outcome of the action at this time. Accordingly, management believes adequate provision has been made in the accompanying financial statements related to this complaint.

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