Form 10-Q
period 2010-09-30
Nano Mask, Inc.
filed 2012-01-06
CIK 1088213

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2010

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

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JANUARY 5, 2012. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. Balance Sheets (Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$ 835	$ 136,908
Refund Receivable	2,500	-
Prepaid expenses	2,285	2,981
Inventory	94,408	95,040
	100,028	234,929

FIXED ASSETS
Equipment	973	-
Accumulated depreciation	(130)	-
	843	-

	$ 100,871	$ 234,929

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 777,694	$ 369,817
Accounts payable – related party	28,500	403,973
Accrued expenses	406,488	103,269
Notes payable	497,727	485,107
	1,710,409	1,362,166

STOCKHOLDERS' EQUITY DEFICIT

Common stock, 100,000,000 shares authorized, $0.001 par value, 55,184,596 outstanding (55,083,596 issued and 101,000 issuable) and 53,671,536 (53,571,536 issued and 100,000 issuable) shares issued and outstanding	55,185	53,672
Additional paid-in capital	20,277,215	20,157,141
Accumulated deficit	(21,941,938)	(21,338,050)
Stockholders’ deficit	(1,609,538)	(1,127,237)

	$ 100,871	$ 234,929

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK INC. Statements of Operations (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

COSTS AND EXPENSES
Research and development	$ -	$ -	$ 68,550	$ 63,158
Selling, general and administrative	115,078	125,168	524,511	332,756
	115,078	125,168	593,061	395,914

LOSS FROM OPERATIONS	(115,078)	(125,168)	(593,061)	(395,914)

OTHER INCOME (EXPENSE)
Gain on settlement of vendor liabilities and other	8,110	3,988	14,754	16,424
Loss on debt extinguishment	-	-	-	(20,000)
Interest expense	(8,751)	(9,741)	(25,581)	(38,524)
	(641)	(5,753)	(10,827)	(42,100)

NET LOSS	$ (115,719)	$ (130,921)	$ (603,888)	$ (438,014)
BASIC LOSS PER SHARE	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,850,897	50,679,307	53,950,933	50,239,777

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK INC. Statements of Cash Flows For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (603,888)	$ (438,014)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	130	-
Common stock issued for services rendered	83,850	356,160
Common stock issued for company expenses incurred	27,737	16,930
Gain on settlement of vendor liabilities	(14,754)	-
Loss on debt extinguishment	-	20,000
Changes in operating assets and liabilities:
Refund receivable	(2,500)	-
Prepaid expenses	696	(93,750)
Inventory	632	-
Accounts payable	31,278	(30,521)
Accrued expenses	341,719	37,119
Net cash used in operating activities	(135,100)	(132,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of equipment	(973)	28,000
Cash provided by (used in) investing activities	(973)	28,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants issued for cash	-	429,000
Proceeds from the issuance of short-term notes payable	6,855	-
Repayments of short-term notes payable	(6,855)	-
Cash provided by financing activities	-	429,000

NET INCREASE (DECREASE) IN CASH	(136,073)	324,924

CASH AT BEGINNING OF PERIOD	136,908	-

CASH AT END OF PERIOD	$ 835	$ 324,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued interest added to note payable balance	$ 12,620	$ -
Common stock issued for settlement of advances	$ 10,000	$ -

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC.

Notes to the Financial Statements (Unaudited)

For the Nine Months Ended September 30, 2010

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

The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, in addition to a working capital deficiency at September 30, 2010, the Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at September 30, 2010.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 –SIGNIFICANT TRANSACTIONS

In July 2010, an executive officer was issued 196,078 shares of common stock for his $10,000 cash advance to the Company.

During 2010, the Company received cash advances from an executive officer for $77,500.  These amounts are included in related party accounts payable as of September 30, 2010.

For the nine months ended September 30, 2010, 939,474 shares of common stock were issued to satisfy accrued payroll obligations amounting to $83,850. In addition, 376,508 shares were issued to satisfy key officer expenses of $27,737 during the same period.

In 2010, the Company issued a short-term note payable of $6,855 with an annual interest rate of 7.5%. This note was repaid as of September 30, 2010. In addition, a Nevada judgment caused the face amount of a note payable to increase by $12,620, but the interest rate declined from 12% per annum to prime rate, plus 2%.

Gains on settlement of vendor accounts payable and other largely represents $14,754 and $12,256 for the years 2010 and 2009, respectively, from reductions by vendors of their receivables from the Company.

NANO MASK, INC.

Notes to the Financial Statements (Unaudited)

For the Nine Months Ended September 30, 2010

NOTE 4 - SUBSEQUENT EVENTS

A significant shareholder loaned the Company $25,000 with interest at prime, plus 2%, payable in six months from February 22, 2011. During 2011, the Company received cash advances from one executive officer of $117,500. Moreover, during 2011 the Board of Directors has authorized the repayment of $93,500 in loans from one of its executives with 2,866,477 common shares at an average price of $.033 per share. Finally, in 2011, 1,400,000 shares of common stock were issued in a private placement to four individual investors.

Subsequent to September 30, 2010, the Company negotiated settlements with vendors which resulted in reductions of approximately $383,000 in trade payables and accrued expenses.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JANUARY 5, 2012. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Since its inception, the Company has been involved in the development of its technology.  Through September 30, 2010, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through September 30, 2010, the Company has funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.

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

Results of Operations for the Three Months Ended September 30, 2010 compared with 2009

Revenues:  During the three months ended September 30, 2010 and 2009, there were no revenues, due to three reasons: 1) The Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained which was anticipated as late as July, 2008; 2) The Company’s efforts thereafter until March 1, 2010 to develop a new anti-viral and anti-bacterial mask; and 3) The Company’s marketing efforts after March 1, 2010  to sell its new Nano Zyme and Nano Silver Hospital Products

Cost of Sales:  Since there were no sales during the three months ended September 30, 2010 and 2009, there was no cost of sales.

Operating Expenses: During the three months ended September 30, 2010, the Company experienced a decrease in general and administrative expenses of approximately $10,000 or approximately 8% compared to the three months ended September 30, 2009, primarily due to decreases in officer compensation.

Research and development: Research and development relates to a new anti-viral and anti-bacterial mask, and includes related FDA testing. However, no costs were incurred in the three months ended September 30, 2010 and 2009.  If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Results of Operations for the Nine Months Ended September 30, 2010 compared with 2009

Revenues: During the nine months ended September 30, 2010 and 2009, there were no revenues, due to three reasons: 1) the Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained which was anticipated as late as July, 2008; 2) the Company’s efforts thereafter until March 1, 2010 to develop a new anti-viral and anti-bacterial mask; and 3) the Company’s marketing efforts after March 1, 2010 to sell its new Nano Zyme and Nano Silver Hospital Products.

Cost of Sales:  Since there were no sales during the nine months ended September 30, 2010, there was no cost of sales.

Operating Expenses: During the nine months ended September 30, 2010, the Company experienced an increase in general and administrative expenses of approximately $192,000 or approximately 58% compared to the nine months ended September 30, 2009, primarily attributable to increases in officer compensation.

Research and development: Research and development relates to a new anti-viral and anti-bacterial mask, and includes related FDA testing. Such expenses increased marginally from the nine months ended September 30, 2009. Approximately $69,000 was incurred in the nine months ended September 30, 2010 on this new mask.

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

For the period ended September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2009, the Company authorized issuance of  2,594,597 units of common shares and warrants (to purchase common shares at $.50 per share, exercisable for two years) for total proceeds of $479,000, settlement of $16,930 in expenses incurred by three key officers and conversion of a $22,989 loan made by a key officer, including interest of $2,989. In July 2010, the Company issued 196,078 shares of common stock for $10,000 received in cash from an executive officer.

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