Form 10-Q
period 2011-03-31
Nano Mask, Inc.
filed 2012-01-30
CIK 1088213

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2011

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

At January 27, 2012, there were outstanding 84,742,347 shares of the Registrant's Common Stock, $.001 par value.

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JANUARY 27, 2012. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. Balance Sheets (Unaudited)
	March 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$ 807	$ 2,810
Refund receivable	2,500	2,500
Accounts receivable	150	-
Inventory, net	14,366	14,421
Prepaid expenses	4,500	571

	22,323	20,302
FIXED ASSETS
Equipment	973	973
Accumulated depreciation	(227)	(178)
	746	795

	$ 23,069	$ 21,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 514,977	$ 759,512
Accounts payable - related party	67,300	103,300
Accrued expenses	274,764	343,497
Notes payable	497,726	497,727
Note payable – related party	25,000	-
	1,379,767	1,704,036

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized, $0.001 par value, 65,380,025 shares outstanding (65,309,603 issued and 70,422 issuable) in 2011 and 57,979,351 outstanding (57,808,929 issued and 170,422 issuable) in 2010	65,380	57,979
Additional paid-in capital	20,668,351	20,427,452
Accumulated deficit	(22,090,429)	(22,168,370)

Stockholders’ deficit	(1,356,698)	(1,682,939)

	$ 23,069	$ 21,097

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC. Statements of Operations For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	2011	2010

NET SALES	$ 150	$ -

COSTS AND EXPENSES
Cost of goods sold	90	-
Research and development	-	$ 66,300
Selling, general and administrative	139,703	277,664
	139,793	343,964

LOSS FROM OPERATIONS	(139,643)	(343,964)

OTHER INCOME (EXPENSE)
Gain on settlement of vendor liabilities and other	226,271	6,644
Interest expense	(8,687)	(8,305)

NET INCOME (LOSS)	$ 77,941	$ (345,625)

BASIC AND FULLY-DILUTED INCOME (LOSS) PER SHARE	$ 0.00	$ (0.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	63,014,985	53,788,203

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC. Statements of Cash Flows For the Three Months Ended March 31, 2011 and 2010 (Unaudited)
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 77,941	$ (345,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49	32
Common stock issued for expenses incurred	-	15,000
Common stock issued for services	164,000	-
Gain on settlement of vendor liabilities	(226,271)	(6,644)
Changes in operating assets and liabilities:
Accounts receivable	(150)	-
Inventory	55	550
Prepaid expenses	(3,929)	(2,732)
Accounts payable	30,036	23,494
Accrued expenses	(68,734)	187,417
Net cash used in operating activities	(27,003)	(128,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(973)
Cash used in investing activities	-	(973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term notes payable	-	6,855
Proceeds from issuance of related party short-term note payable	25,000	-
Repayments of short-term note payable	-	(2,855)
Net cash provided by financing activities	25,000	4,000

NET DECREASE IN CASH	(2,003)	(125,481)

CASH AT BEGINNING OF PERIOD	2,810	136,908

CASH AT END OF PERIOD	$ 807	$ 11,427

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of advances and accounts payable	$ 84,300	$ -
Accrued interest added to note payable balance	$ -	$ 12,620

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC.

Notes to Financial Statements (Unaudited)

For the Three Months Ended March 31, 2011

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-K. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010, from which the balance sheet information at that date is derived and reference is made thereto elsewhere in this report.  These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, in addition to a working capital deficiency at March 31, 2011, the Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

The Company issued a short-term note payable of $25,000 to an affiliate with an annual interest rate of prime, plus 2%, payable in six months from February 22, 2011. In addition, the Company received advances of $31,500 from a key officer with no specific repayment terms.

The following table summarizes the stock issuances during the three months ended March 31, 2011:

Summary of Stock Issuances during the Three Months ended March 31, 2011
Settlement of Advances and Payables			Settlement of Advances-Related Party			Compensation
Common Shares	Fair Value	Carrying Value of Related Payables	Common Shares	Fair Value	Carrying Value of Related Advances	Common Shares	Fair Value
600,000	$16,800	$243,071	1,937,907	$67,500	$67,500	4,862,767	$164,000

Due to the fair value of the common shares being less than the carrying value of the related payables, the Company recognized a gain on settlement of payables of $226,271 during the three months ended March 31, 2011.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the Company received cash advances from one executive officer of $84,000. Also, the Board of Directors authorized the repayment of another $26,000 in loans from the same executive with 928,570 common shares at an average price of $.028 per share. Moreover, 1,400,000 shares of common stock were issued in a private placement to four individual investors for $35,000 in cash. Finally, in June a related party vendor accepted 1,556,521 shares of common stock to settle the Company’s liability of $35,800.

Subsequent to March 31, 2011, the Company negotiated settlements with vendors resulting in reductions of approximately $147,000 in trade payables and accrued expenses.

The following table summarizes the common shares issued subsequent to March 31, 2011 and their related amounts for cash proceeds from private placement offerings, stock-based compensation and expense reimbursements as well as settlement of loans payable:

Cash Proceeds from Offerings		Stock-Based Compensation and Expense Reimbursements		Settlement of Loans Payable
Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
1,400,000	$35,000	14,177,231	$545,756	3,785,091	$129,300

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JANUARY 27, 2012. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Since its inception, the Company has been involved in the development of its technology.  Through March 31, 2011, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  As of the current report date, the Company has funded itself through a series of private equity placements and unsecured loans which has offset its accumulated equity deficit in this manner.

Results of Operations for the Three Months Ended March 31, 2011 compared with 2010

Revenues:  During the three months ended March 31, 2011 and 2010, there were virtually no revenues, due to three reasons: 1) the Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained which was anticipated as late as July, 2008; 2) the Company’s efforts thereafter until March 1, 2010 to develop a new anti-viral, antibacterial and disposable mask; and 3) the Company’s marketing efforts after March 1, 2010 to sell its new Nano Zyme and Nano Silver Hospital Products

Cost of Sales:  Since there were virtually no sales during the three months ended March 31, 2011 and 2010, there was no cost of sales.

Operating Expenses: During the three months ended March 31, 2011, the Company experienced a substantial reduction in general and administrative expenses of approximately $139,000 or 50% compared to the three months ended March 31, 2010, primarily due to decreases in administrative salaries.

Research and development: Research and development (R&D costs) relates to a new anti-viral mask and includes related FDA testing. No R&D costs were incurred in the three months ended March 31, 2011. $66,300 was spent in the three months ended March 31, 2010, primarily to develop the new anti-viral mask. This latter effort was abandoned shortly after March 1, 2010. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources

             The Company has not been able to generate sufficient net cash inflows from operations to sustain its business efforts and accommodate its growth plans. During 2010, the Company received cash advances from an executive officer for $77,500. During the three months ended March 31, 2011, the Company received $31,500 from a key executive officer and another $84,000 subsequently. During three months ended October 31, 2011, the Company also received $35,000 in cash through its private placement with four investors for 1,400,000 shares of common stock.

Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

 Beginning in the third quarter of 2008, the United States has been experiencing a severe and widespread recession accompanied by, among other things, instability in the financial markets and reduced credit availability, all of which are likely to continue to have far reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related risks and uncertainties on the Company's ability to obtain financing, success in its marketing efforts and ultimately, profitable operations and positive cash flows, cannot be estimated at this time.

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

For the period ended March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended October 31, 2011, the Company authorized issuance of 1,400,000 common shares for $35,000 in cash.

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

NANO MASK, INC.

January 27, 2012

 /s/ Edward Suydam

Edward Suydam, Chief Executive Officer

January 27, 2012

 /s/ Michael J. Marx

Michael J. Marx, Chief Financial Officer