Form 10-Q
period 2011-06-30
Nano Mask, Inc.
filed 2012-01-30
CIK 1088213

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2011

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

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JANUARY 27, 2012. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. Balance Sheets (Unaudited)
	June 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$ 6,187	$ 2,810
Accounts receivable	600	-
Refund receivable	-	2,500
Prepaid expenses and other	-	571
Inventory, net	18,932	14,421
	25,719	20,302
FIXED ASSETS
Equipment	973	973
Accumulated depreciation	(276)	(178)
	697	795

	$ 26,416	$ 21,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Customer advances	$ 1,596	$ -
Accounts payable	483,848	759,512
Accounts payable – related party	56,500	103,300
Accrued expenses	292,530	343,497
Notes payable	497,727	497,727
Note payable – related party	25,000	-
	1,357,201	1,704,036

STOCKHOLDERS' DEFICIT

Common stock, $.001 par, 100,000,000 shares authorized; 70,835,565 outstanding (70,765,143 issued and 70,422 issuable) in 2011 and 57,979,351 outstanding (57,808,929 issued and 170,422 issuable) in 2010	70,836	57,979
Additional paid-in capital	20,799,865	20,427,452
Accumulated deficit	(22,201,486)	(22,168,370)
Stockholders’ deficit	(1,330,785)	(1,682,939)

	$ 26,416	$ 21,097

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK INC. Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET SALES	$ 25,533	$ -	$ 25,683	$ -

COSTS AND EXPENSES
Cost of sales	16,890	-	16,980	-
Research and development	-	2,250	-	68,550
Selling, general and administrative	257,088	131,769	396,791	409,433
	(273,978)	134,019	413,771	477,983

LOSS FROM OPERATIONS	(248,445)	(134,019)	(388,088)	(477,983)

OTHER INCOME (EXPENSE)
Gain on settlement of vendor liabilities and other	145,804	-	372,075	6,644
Interest expense	(8,416)	(8,525)	(17,103)	(16,830)
	137,388	(8,525)	354,972	(10,186)

NET LOSS	$ (111,057)	$ (142,544)	$ (33,116)	$ (488,169)
BASIC LOSS PER SHARE	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	66,275,014	53,796,536	64,380,485	53,792,392

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC. Statements of Cash Flows For the Six Months Ended June 30, 2011 and June 30, 2010 (Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (33,116)	$ (488,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	98	81
Common stock issued for company expenses incurred	12,170	15,000
Common stock issued for services	246,100	-
Gain on settlement of vendor liabilities	(372,075)	(6,644)
Changes in operating assets and liabilities:
Accounts receivable	(600)	-
Refund receivable	2,500	-
Inventory	(4,511)	632
Prepaid expenses	571	(1,017)
Customer advances	1,596	-
Accounts payable	176,611	31,960
Accrued expenses	(50,967)	310,175
Net cash used in operating activities	(21,623)	(137,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(973)
Cash used in investing activities	-	(973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of short-term notes payable	-	6,855
Proceeds from the issuance of related party short-term note payable	25,000	-
Repayments of short-term notes payable	-	(4,570)
Net cash provided by financing activities	25,000	2,285

NET INCREASE (DECREASE) IN CASH	3,377	(136,670)

CASH AT BEGINNING OF PERIOD	2,810	136,908

CASH AT END OF PERIOD	$ 6,187	$ 238

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of cash advances and accounts payable	$ 127,000	$ -
Accrued interest added to note payable balance	$ -	$ 12,620

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC.

Notes to the Financial Statements (Unaudited)

For the Six Months Ended June 30, 2011

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-K. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010, from which the balance sheet information as of that date is derived. These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, in addition to a working capital deficiency at June 30, 2011, the Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at June 30, 2011.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 –SIGNIFICANT TRANSACTIONS

The Company issued a short-term note payable of $25,000 to an affiliate with an annual interest rate of prime, plus 2%, payable in six months from February 22, 2011. Also, during the six months ended June 30, 2011, the Company received cash advances from an executive officer of $56,500.with no specific repayment terms.

The following table summarizes the common stock issued during the six months ended June 30, 2011:

NANO MASK, INC.

Notes to the Financial Statements (Unaudited)

For the Six Months Ended June 30, 2011

Summary of Stock Issuances during the Six Months ended June 30, 2011
Settlement of Advances and Payables			Settlement of Advances-Related Party			Compensation and Expenses
Common Shares	Fair Value	Carrying Value of Related Payables	Common Shares	Fair Value	Carrying Value of Related Advances	Common Shares	Fair Value
900,000	$24,300	$257,775	3,494,428	$103,300	$103,300	8,461,786	$257,857

Due to the fair value of the common shares being less than the carrying value of the related payables, the Company recognized a gain on settlement of payables of $352,075 during the six months ended June 30, 2011.  An additional gain of $20,000 was generated by writing off payables due to the expiration of the statute of limitations.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Company received cash advances from one executive officer of $59,000. Also, the Board of Directors authorized the repayment of another $26,000 in loans from the same executive with 928,570 common shares of stock. Finally, 1,400,000 shares of common stock were issued in a private placement to four individual investors for $35,000 in cash.

Subsequent to June 30, 2011, the Company negotiated settlements with vendors resulting in reductions of approximately $1,000 in trade payables.

The following table summarizes the common shares issued subsequent to June 30, 2011 and their related amounts for cash proceeds from private placements offerings, stock-based compensation and expense reimbursements as well as settlement of loans payable:

Cash Proceeds from Offerings		Stock-Based Compensation and Expense Reimbursements		Settlement of Loans Payable
Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
1,400,000	$35,000	10,578,212	$415,686	1,928,570	$ 86,000

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JANUARY 27, 2012. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Since its inception, the Company has been involved in the development of its technology.  Through June 30, 2011, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through June 30, 2011, the Company has funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.

Results of Operations for the Three Months Ended June 30, 2011 compared with 2010

Revenues:  During the three months ended June 30, 2011, there were revenues of approximately $25,500 derived from sales of Lab Coats (60%), Vira Masks (21%), Nano Zymes (16%) and other (3%). There were no revenues in the similar period of 2010.

Cost of Sales:  Cost of sales as a percentage of sales approximated 66% for the three months ended June 30, 2011.

Operating Expenses: During the three months ended June 30, 2011 the Company increased its general and administrative expenses by approximately $125,000 or 95%, compared to the three months ended June 30, 2010, primarily due to significant auditing fees in a concerted effort to establish current filings with the SEC. The significant components of our operating expenses include salaries and wages, consulting and other professional services, accounting, audit and legal fees, product and liability insurance and travel.

Research and development: Research and development (R&D) relates to a new anti-viral and anti-bacterial mask, and includes related FDA testing. While there were no R&D expenses incurred during the three months ended June 30, 2011, approximately $2,000 was incurred in the three months ended June 30, 2010 on the new mask, an effort since discontinued. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Results of Operations for the Six Months Ended June 30, 2011 compared with 2010

Revenues: Revenues of approximately $26,000 and $0, respectively, were made during the six months ended June 30, 2011 and 2010. Product-line percentages are similar to those for the three months noted above.

Cost of Sales:  The cost of sales percentage to sales of 66% is similar to that which occurred for the three months, as noted above.

Operating Expenses: During the six months ended June 30, 2011, the Company experienced a decrease in general and administrative expenses of approximately $13,000 or approximately 3% compared to the six months ended June 30, 2010, primarily attributable to elimination of the Chief Operating Officer position.

Research and development: Research and development relates to a new anti-viral and anti-bacterial mask, and includes related FDA testing. While no R&D expenses were incurred during the six months ended June 30, 2011, approximately $69,000 was incurred in the six months ended June 30, 2010 for this new mask.

Liquidity and Capital Resources

             The Company has not been able to generate sufficient net cash inflows from operations to sustain its business efforts and accommodate its growth plans. During the six months ended June 30, 2011 and 2010, the Company received cash advances from an executive officer for $56,500 and $77,500, respectively. Also, during 2011, the Company received $35,000 in cash from issuance of 1,400,000 shares of common stock. Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

Beginning in the third quarter of 2008, the United States has been experiencing a severe and widespread recession accompanied by instability in the financial markets and reduced credit availability which are likely to continue to have far reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related risks and uncertainties on the Company's ability to obtain financing, success in its marketing efforts and ultimately, profitable operations and positive cash flows, cannot be estimated at this time.

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

For the period ended June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2011, 1,400,000 shares of common stock were issued in a private placement to four individual investors for $35,000 in cash.

These shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated hereunder.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

EXHIBIT NO.	DESCRIPTION

31	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
31	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
32	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
32	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO MASK, INC.

January 27, 2012

 /s/ Edward Suydam

Edward Suydam, Chief Executive Officer

January 27, 2012

 /s/ Michael J. Marx

Michael J. Marx, Chief Financial Officer