Form 10-Q
period 2011-09-30
Nano Mask, Inc.
filed 2012-01-30
CIK 1088213

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2011

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

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JANUARY 27, 2012. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. Balance Sheets (Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$ 4,835	$ 2,810
Refund receivable	-	2,500
Prepaid expenses	-	571
Accounts receivable	650	-
Inventory, net	74,404	14,421
	79,889	20,302

FIXED ASSETS
Equipment	5,673	973
Accumulated depreciation	(324)	(178)
	5,349	795

	$ 85,238	$ 21,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Customer advances	$ 70,130	$ -
Accounts payable	548,579	759,512
Accounts payable – related party	80,500	103,300
Accrued expenses	340,663	343,497
Notes payable	497,727	497,727
Note payable – related party	25,000	-
	1,562,599	1,704,036

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized, $0.001 par value, 75,997,374 outstanding (75,526,952 issued and 470,422 issuable) and 57,979,351 (57,808,929 issued and 170,422 issuable) shares issued and outstanding	75,997	57,979
Additional paid-in capital	20,935,804	20,427,452
Accumulated deficit	(22,489,162)	(22,168,370)
Stockholders’ deficit	(1,477,361)	(1,682,939)

	$ 85,238	$ 21,097

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK INC. Statements of Operations (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

NET SALES	$ 1,888	$ -	$ 27,571	$ -

COSTS AND EXPENSES
Cost of sales	1,795	-	18,775	-
Research and development	3,400	-	3,400	68,550
Selling, general and administrative	276,609	115,078	673,400	524,511
	281,804	115,078	695,575	593,061

LOSS FROM OPERATIONS	(279,916)	(115,078)	(668,004)	(593,061)

OTHER INCOME (EXPENSE)
Gain on settlement of vendor liabilities and other	874	8,110	372,949	14,754
Interest expense	(8,634)	(8,751)	(25,737)	(25,581)
	(7,760)	(641)	347,212	(10,827)

NET LOSS	$ (287,676)	$ (115,719)	$ (320,792)	$ (603,888)
BASIC LOSS PER SHARE	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	73,952,578	50,679,307	67,787,590	53,950,933

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK INC. Statements of Cash Flows For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (320,792)	$ (603,888)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	146	130
Common stock issued for services	331,200	83,850
Common stock issued for company expenses incurred	12,170	27,737
Gain on settlement of vendor liabilities	(372,949)	(14,754)
Changes in operating assets and liabilities:
Accounts receivable	(650)	-
Refund receivable	2,500	(2,500)
Prepaid expenses	571	696
Inventory	(59,983)	632
Customer advances	70,130	-
Accounts payable	292,216	31,278
Accrued expenses	(2,834)	341,719
Net cash used in operating activities	(48,275)	(135,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,700)	(973)
Cash used in investing activities	(4,700)	(973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and warrants issued for cash	30,000	-
Proceeds from the issuance of related party short-term note payable	25,000	-
Proceeds from the issuance of short-term notes payable	-	6,855
Repayments of short-term notes payable	-	(6,855)
Cash provided by financing activities	55,000	-

NET INCREASE (DECREASE) IN CASH	2,025	(136,073)

CASH AT BEGINNING OF PERIOD	2,810	136,908

CASH AT END OF PERIOD	$ 4,835	$ 835

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued interest added to note payable balance	$ -	$ 12,620
Common stock issued for settlement of advances and accounts payable	$ 153,000	$ 10,000
The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC.

Notes to the Financial Statements (Unaudited)

For the Nine Months Ended September 30, 2011

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

The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, in addition to a working capital deficiency at September 30, 2011, the Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 –SIGNIFICANT TRANSACTIONS

The Company issued a short-term note payable of $25,000 to an affiliate with an annual interest rate of prime, plus 2%, payable in six months from February 22, 2011. Also, during the nine months ended September 30, 2011, the Company received cash advances of $106,500 from an executive officer with no specific repayment terms.

The following table summarizes the stock issuances during the nine months ended September 30, 2011:

Summary of Stock Issuances during the Nine Months ended September 30, 2011
Settlement of Advances and Payables			Settlement of Advances -Related Party			Compensation and Expenses		Cash Proceeds from Offerings
Common Shares	Fair Value	Carrying Value of Related Payables	Common Shares	Fair Value	Carrying Value of Related Advances	Common Shares	Fair Value	Common Shares	Cash
900,000	$24,300	$257,775	4,422,998	$129,300	$129,300	11,495,025	$342,957	1,200,000	$30,000

NANO MASK, INC.

Notes to the Financial Statements (Unaudited)

For the Nine Months Ended September 30, 2011

Due to the fair value of the common shares being less than the carrying value of the related payables, the Company recognized a gain on settlement of payables of $352,075 during the nine months ended September 30, 2011.  An additional gain of $20,874 was generated by writing off payables due to the expiration of the statute of limitations.

NOTE 4 - SUBSEQUENT EVENTS

The following table summarizes the common shares issued subsequent to September 30, 2011 and their related amounts for cash proceeds from private placements offerings, stock-based compensation and expense reimbursements as well as settlement of loans payable:

Cash Proceeds from Offerings		Stock-Based Compensation and Expense Reimbursements		Settlement of Loans Payable
Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
200,000	$5,000	7,544,973	$330,586	1,000,000	$60,000

NOTE 5 – CONTINGENCIES

On December 29, 2010, the Company received a complaint from Applied Nanoscience, Inc., seeking collection of the as yet unpaid notes payable to Applied in the amount of $453,500, plus interest and litigation expenses. On February 1, 2011, the Company countersued for breach of contract and related claims. The Company maintains a right of offset against Applied’s notes in the amount of $41,360 and is reflected on the balance sheet in the net amount of $412,140.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011 IS BEING FILED SUBSTANTIALLY LATE, ON OR ABOUT JANUARY 27, 2012. SOME OF THE INFORMATION CONTAINED HEREIN REFERS TO HISTORICAL ACTIVITIES OF THE COMPANY FOR THE FISCAL PERIOD. SHAREHOLDER AND INVESTORS ARE ADVISED TO CONSULT THE COMPANY’S MORE RECENT FILINGS OF CURRENT REPORTS ON FORM 8-K AS WELL AS ADDITIONAL PERIODIC REPORTS FOR SUBSEQUENT PERIODS THAT THE COMPANY INTENDS TO FILE AS SOON AS POSSIBLE.

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

Since its inception, the Company has been involved in the development of its technology.  Through September 30, 2011, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through September 30, 2011, the Company has funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.

Results of Operations for the Three Months Ended September 30, 2011 compared with 2010

Revenues:  During the three months ended September 30, 2011 and 2010, there were revenues of approximately $2,000, compared to no revenues in 2010. Sales comprised four product-lines: Nano Zymes (15%) and Lab Coats (85%).

Cost of Sales:  Cost of sales as a percentage of sales approximated 95% for the three months ended September 30, 2011.

Operating Expenses: During the three months ended September 30, 2011, the Company experienced a significant increase in general and administrative expenses of approximately $162,000 or approximately 140% compared to the three months ended September 30, 2010, primarily due to significant auditing fees in a concerted effort to establish current filings with the SEC.

Research and development: Research and development (R&D) relates to a new anti-viral and anti-bacterial mask, and includes related FDA testing in 2010. In 2011 such costs relate to testing of prospective third-party vendors. $3,400 was incurred in the three months ended September 30, 2011, compared to no such costs incurred in 2010. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Results of Operations for the Nine Months Ended September 30, 2011 compared with 2010

Revenues: During the nine months ended September 30, 2011 and 2010, there were revenues of approximately $28,000, compared to no revenues in 2010. Sales comprised four product-lines: Vira Masks (20%),

Nano Zymes (16%), Lab Coats (62%) and other (2%).

Cost of Sales:  Cost of sales as a percentage of sales approximated 68% for the nine months ended September 30, 2011.

Operating Expenses: During the nine months ended September 30, 2011, the Company experienced an increase in general and administrative expenses of approximately $149,000 or approximately 28% compared to the nine months ended September 30, 2010, primarily attributable to auditing fees of $279,000 in the nine months of 2011.

Research and development: Research and development relates to a new anti-viral and anti-bacterial mask, and includes related FDA testing. Such expenses increased marginally from the nine months ended September 30, 2009. Approximately $69,000 was incurred in the nine months ended September 30, 2010 on this new mask.

Liquidity and Capital Resources

The Company has not been able to generate sufficient net cash inflows from operations to sustain its business efforts and accommodate its growth plans. During the nine months 2011, the Company received cash advances from an executive officer for $106,500. Also, during the three months ended October 31, 2011, 1,400,000 shares of common stock were issued in a private placement to four individual investors for $35,000 in cash. Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

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

For the period ended September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6 – EXHIBITS

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