Form 10-K
period 2011-12-31
Nano Mask, Inc.
filed 2012-03-27
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

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

(Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]    NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐      Accelerated filer ☐         Non-accelerated filer     ☐       Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

At March 27, 2012, there were outstanding 85,625,468 shares of the Registrant's Common Stock, $.001 par value.

State the Registrant's revenues for the December 31, 2011 fiscal year: $97,997.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $1,961,625, based on the average bid and ask price of the Registrant's stock on March 22, 2012 of $0.045 per share and shares held by non-affiliates.  The Registrant's common stock is quoted on the Pink Sheets under the symbol "NANM.PK".

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

We were organized originally under the name "Lead Creek Unlimited".  Until February 1996, we conducted no business.  We filed a Certificate of Amendment with the State of Nevada changing our name to "Emergency Filtration Products, Inc." in March 1996, and a further Certificate of Amendment with the State of Nevada changing our name to “Nano Mask, Inc.” in April 2009.

We are a healthcare product development and distribution company providing emergency and critical care and infection control products to a variety of market segments within the health care industry. The Company has evolved from a specialty filter products Company that developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems into a Company providing innovative infection prevention products and solutions. Such products now include a proprietary line of enzymatic detergents under the trademark “Nano-Zyme™,” which offer a bacteria free, non-hazardous alternative for safely pre-soaking and cleaning medical instruments during instrument reprocessing. While our other innovative line offers antimicrobial performance based Hospital Fabrics and Textiles designed to inhibit the growth of virus, fungi and bacteria causing HAIs on both healthcare apparel and textiles. These products have been developed by partnering with innovative technology companies. Largely, the evolution to this broader spectrum of products only began in 2010.

Current Products

Product development remains an important part of our business. We are currently devoting most of our resources towards expanding our new line of antimicrobial Hospital Fabric and Textiles along with our Medical Instrument Reprocessing products.

Antimicrobial Hospital Fabrics and Textiles

Hospitals are meant to be places to get well, but many are becoming places where just the opposite occurs. There has been the fear of hospital acquired infections (HAIs), for many years, and based on emerging reports, that fear has not only become a reality but is now an ongoing concern for all health care facilities not just domestically, but globally as well.  According to the Centers for Disease Control and Prevention, an estimated two million Americans contract HAIs and more than 100,000 patients die due to complications from infection, causing an estimated $28 to $33 billion in excess health care costs each year. With news of insurers withdrawing compensation for HAIs in the United States, never has it been more important to look at all areas of nosocomial infection control

With HAIs being directly associated with high morbidity and mortality rates, representing a significant burden on healthcare resources, the need for hospitals to effectively address HAIs is of critical importance. Infection control experts agree that cleaner hospitals are safer hospitals. But while standard infection-control procedures of hand washing and disinfecting hard surfaces like countertops, floors, bed rails, instruments and equipment have helped reduce infection rates, their effectiveness in controlling bacterial contamination of soft surfaces has been extremely limited.  Multiple studies have shown that soft surfaces in hospitals can harbor deadly bacteria, causing recontamination during frequent contact. However, proper and thorough bacterial management of soft surfaces are often ignored by infection prevention protocols. Moreover, laundering alone isn't effective at addressing this challenge, because fabrics begin to re-contaminate immediately after being put in use.

Effective HAI reduction means incorporating soft surface management into an overall bacteria-reduction strategy. And one of the most effective approaches towards managing soft surface contamination is through a synergistic approach. This approach relies on harnessing an antimicrobial technology platform that can not only be universally applied to soft surfaces in both form and function, but one that can simultaneously  provide safe, reliable and continuous antimicrobial performance. This is why Nano Mask, Inc. has recently partnered with Noble Biomaterials, global leaders in antimicrobial yarn and fiber technology, to develop an innovative and exclusive suite of antimicrobial fabrics designed to effectively meet the challenges of antimicrobial management of soft surfaces within the hospital environment. This technology enables Nano Mask Inc. to incorporate Noble Biomaterials X-Static™ silver fiber technology into all their pre-selected fabric mixes, thereby providing extended antimicrobial protection for the life of each product Nano Mask fabricates.  Consequently, Nano Mask has developed one of the most comprehensive antimicrobial soft surface product lines available in the health care market today, all made exclusively with X-Static™ Silver yarn. Nano Mask’s suite of antimicrobial performance enhanced apparel and textiles have a natural look and the feel of traditional hospital fabrics and textiles.

With the rising incidence of hospital acquired infections there has been an unparalleled surge in demand for infection prevention products over the last decade. With global sales of HAI related infection control devices and products reaching $10.3 billion with approximately US $4.3 Billion of that revenue in the US, it is expected that  by 2016 sales of HAI related infection control  products will reach in excess of $18.3

Billion globally with $8.4 Billion being reached in the US.  Moreover, of all the infection control items expected to be sold annually by 2016, infection prevention products will witness the highest rate of growth, in particular medical fabrics and textiles which are expected to draw in revenues in excess of $2.1 Billion in the US and $4.5 Billion globally. With soft surfaces constituting  90 percent of the patient healthcare environment: privacy curtains, lab coats, scrubs, gowns, bed linens, blankets and additional barrier products, Nano Mask’s suite of antimicrobial apparel and textiles are well positioned to become a vital component in any hospitals; bacteria-reduction strategy both domestically and globally.

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

Disposable Filters for Bag Valve Masks (BVMs)

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

RespAide™ products and filters

We contracted in December 1997 with Westmed, an FDA manufacturing facility in Tucson, Arizona, for the manufacture and production of our RespAide ™ proprietary filter products. An FDA manufacturing facility is an establishment that has applied for and received acceptance by the FDA and passed its FDA inspections to maintain compliance as an FDA manufacturing facility.  We supplied all materials for the manufacturing and packaging.  We believe that the agreement with Westmed will remain in effect until terminated by either party.   However, marketing and development of this product is currently suspended.

Competition

The medical device industry is a highly competitive sector of the health care industry and there are a large number of established and well financed entities with significantly greater financial resources, technical expertise and in-depth managerial capabilities than we have.

Competitors include two major manufacturers of CPR devices, Laerdal Medical Corporation and Ecolab, Inc, both internationally-based companies, Johnson & Johnson and MedChem Products, Inc. and three major manufacturers of enzymatic solutions are Metrex Research

Corporation, Ecolab, Inc. and Steris Corporation. A major competitor in the personal protection mask market is 3M Corporation and a major competitor in the breathing circuit filter market is PALL Corporation.

Sources and availability of raw materials and the names of principal suppliers

The raw materials utilized in the production of our proprietary products are proprietary in nature and cannot be released into the public domain.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts

Our United States patents are as follows:

PATENT NO. /APP. NO.	DESCRIPTION	EXPIRATION OR ABANDONMENT DATE
6375854	Combined Hydrophobic-hydrophilic Filter for Fluids (Smaller to Larger)	4/23/2023
6689278	Combined Hydrophobic-hydrophilic Filter for Fluids (Larger to Smaller)	4/23/2022
6276363	Portable Emergency Safety Resuscitator	8/21/2021

Our international patents are as follows:

PATENT NO. /APP. NO.	COUNTRY	DESCRIPTION	EXPIRATION OR ABANDONMENT DATE
2246770	Canada	Dual-filtered Rotary Iso. Valve	12/31/2009
69610644	Germany	Dual-filtered Rotary Iso. Valve	6/16/2009

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

- 2011 $ 3,500

- 2010 $70,050

- 2009 $80,558

These costs are prototype development costs associated with the new products such as materials, supplies, consulting fees, filing fees, etc.

Costs and effects of compliance with environmental laws

We are not aware of any cost or effect of compliance with environmental laws.

Employees

As of March 27, 2012, we are employing three full-time and two part-time employees.

ITEM 1A.   RISK FACTORS

Future government regulation may affect our ability to sell our products.

Nano-particle products incorporate certain nanomaterials in their composition. The United States Environmental Protection Agency (EPA) has previously announced its intention to regulate some nanomaterials pursuant to the federal Toxic Substances Control Act. No specific regulations have been issued as yet. If such regulations are implemented, we might be required to perform additional testing or demonstrations to meet them.  This potential additional regulation could delay our ability to market our products or achieve our revenue objectives.

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

Since the date of inception we have incurred substantial losses.  To address these losses, we have re-directed all sales efforts to our new Class 1 medical products that are “green,” and anti-microbial in nature to address specifically the hospital and clinic markets. To succeed as a company, we must continue to develop commercially viable products and sell adequate quantities at a high enough price to generate a profit.  We may not accomplish these objectives.  Even if we are successful in increasing our revenue base, a number of factors may affect future sales of our product.  These factors include:

- Whether there is a perceived need for and acceptance of our products in the marketplace

- Whether competitors produce superior products

- Whether the cost of our product continues to be competitive in the marketplace.

We believe that by assuring low cost and profitable margins with high quality standards that we can generate a viable, growing company, but if we cannot generate adequate, profitable sales of our products, we will not be successful.

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

Nano Mask, Inc. has incurred significant losses, which have resulted in an accumulated deficit of $22,748,532 at December 31, 2011.  In addition, current economic factors may have an adverse effect for the foreseeable future on the Company’s ability to raise additional capital and conduct its operations profitably. Because of these continued losses and our accumulated deficit under current economic conditions, we have included disclosure about uncertainty as to our ability to continue as a going concern in Note 2 to our financial statements included in this report.  This going concern uncertainty could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed.  Management cannot be certain of its ability to create additional revenues, obtain additional equity financing, or execute its long-term business plan.

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

Our common stock presently trades Over-The-Counter Bulletin Board with the symbol “NANM.PK”. We cannot assure you, however, that such market will continue or that you will be able to liquidate your shares acquired at the price you paid or otherwise. We cannot assure you that any other market will be established in the future. The price of our common stock may be highly volatile and your liquidity may be adversely affected in the future.

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

None.

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

On March 5 2012, the Company received a complaint from a certain attorney seeking collection of his invoices, plus interest and litigation expenses of $167,167.25. The Company does not believe the claim has any merit and will respond to the complaint within the appointed time. The claim, Case No. 110907934 DC, was filed in the Second District Court of Weber County in the State of Utah.

ITEM 4. RESERVED

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 27, 2012, we had approximately 2,300 shareholders.  We have not paid cash dividends on our common stock.  We anticipate that for the foreseeable future, any earnings will be retained for use in our business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of our Board of Directors and will depend upon our growth, profitability, financial condition and other relevant factors.

Our common stock is now quoted on the Over the Counter under the symbol “NANM.PK”.  The following table sets forth, for the respective periods indicated, the prices of our common stock in the over the counter market as reported by the OTCQB for the periods for which this report is being filed.  Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions.

Fiscal Year 2011	High Bid	Low Bid

Quarter ended 12/31/11	$ 0.065	$ 0.025
Quarter ended 9/30/11	$ 0.06	$ 0.021
Quarter ended 6/30/11	$ 0.034	$ 0.017
Quarter ended 3/31/11	$ 0.06	$ 0.0255

Fiscal Year 2010	High Bid	Low Bid

Quarter ended 12/31/10	$ 0.20	$ 0.05
Quarter ended 9/30/10	$ 0.11	$ 0.02
Quarter ended 6/30/10	$ 0.06	$ 0.03
Quarter ended 3/31/10	$ 0.20	$ 0.05

During fiscal 2011, we sold 1,400,000 shares for $35,000 cash in a private placement to four individual investors. The shares were sold pursuant to subscription documents between the Company and each investor.  We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act because the securities were sold to accredited investors in a transaction not involving a public offering.

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

Overview

We are a healthcare product development and distribution company providing emergency and critical care and infection control products to a variety of market segments within the healthcare industry. We also have been a distributor of a blood clotting device for surgery, trauma and burn wound management.  However, due to our decision in late 2006 to seek FDA clearance for the NanoMask ™ and filters as a Class II medical device (as discussed in Item 1), we suspended all sales of this product.  In addition, since we have limited financial resources, we have elected to postpone any further development or significant marketing of our products, except for the Nano Silver Technology and Nano Zyme™ products until adequate resources are available.

Since inception, we have been involved primarily in the development of our technologies, and most recently, the marketing of the various technologies to a limited extent.  During this time, revenues have not been adequate to cover operating expenses. Accordingly, we have reported a loss in each of our years of existence.  To date, we have funded our operations primarily by way of a series of private equity placements and through loan proceeds granted to the Company. We have begun sales of our Nano Zyme™ and Nano Silver products. These efforts are being realized by virtue of sales in January, 2012 exceeding those in all of 2011.

Results of Operations for the year ended December 31, 2011 compared to December 31, 2010

Revenues:  We generated total revenues of $97,997 during fiscal 2011 compared with no revenues in 2010.  Sales were largely comprised of anti-MRSA sheet shipments to a company in Saudi Arabia.(65%), Vira Masks (5%), Lab Coats and Jackets (16%) and Nano Zymes™ (4%). The Company was a product development company until 2011, when sales of new products were begun. We anticipate a significant increase in sales during fiscal 2012 based on contracts and commitments to date.

Cost of Sales: Our cost of sales in fiscal 2012 was $80,330 to yield a gross profit margin of approximately 18%. Inasmuch as we had no revenues in 2010, no cost of sales was incurred.

Selling, General and Administrative (SG&A) Expenses: SG&A expenses for fiscal 2011 as compared to 2010 increased by approximately $269,000 or 41%, primarily due to an unusually high $300,000 in auditing fees to bring the Company current in its SEC filings which reflects four years of filings. These auditing fees and salaries and wages comprise approximately 84% of SG&A expenses.

Other Income: For fiscal 2011, we reported other income of $335,448 consisting primarily of a gain on settlement outstanding liabilities offset by interest expense. For 2010, we reported an expense of $19,617 consisting of interest expense offset by a gain on settlement of liabilities.

Depreciation and Amortization: During 2011, $312 was recognized as depreciation expense, compared with $178 recorded in 2010.

Research and Development (R&D) Costs: Early in 2010, management made a concerted effort to fund basic research and development on a new nano-particle mask including related FDA testing. Expenditures of $70,050 were incurred in 2010 with Intrinsiq Materials, Ltd., Alfred University and AlvaMed, LLC. Only $3,500 was incurred during 2011. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Net Loss: We experienced a net loss of $580,162 for fiscal 2011 compared to a net loss of $830,320 in the prior year. The decrease in net loss in fiscal 2011 was primarily due to the recognition of gain on the settlement of outstanding liabilities described above.

Liquidity and Capital Resources

We have not been able to generate sufficient net cash inflows from operations to sustain our business efforts as well as to accommodate our growth plans.  Cash used in our operating activities for the years ended December 31, 2011 and 2010 was funded primarily by the sale of common stock for cash and from the issuance of short term notes payable. During 2011, 1,400,000 shares were issued for the $35,000 cash received in a private placement offering from four individual investors.

Cash Flows from Operating Activities: The cash outflow totaled $122,809 in 2011 compared to a cash outflow of $210,625 in 2010, primarily due to settlements of accounts payable that generated gains of $372,949 which was largely offset by increased auditing fees due to the Company’s concerted effort to become current in its various filings.

Cash Flows from Investing Activities: Cash used in investing activities in fiscal 2011 totaled $4,700 compared to $973 for the prior year period, in each year for the purchase of equipment.

Cash Flows from Financing Activities: Cash flows from financing activities in fiscal 2011 totaled $186,203. The company was able to obtain $25,000 in proceeds from the issuance of a short term note and $35,000 from common stock issued for cash. At the same time, the company obtained advances from two executive officers amounting to $126,203. This compared with the proceeds generated during 2010 from the advance from one officer amounting to $77,500.

Beginning in the third quarter of 2008, the United States has been experiencing a severe and widespread recession accompanied by, among other things, instability in the financial markets and reduced credit availability which are likely to continue to have far reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related risks and uncertainties on the Company's ability to obtain financing, success in its marketing efforts and ultimately, profitable operations and positive cash flows, cannot be estimated at this time. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In 2004, we adopted a stock option and award plan (the "Plan") under which options to acquire our common stock or bonus stock may be granted from time to time to employees, including officers and directors and/or subsidiaries.  As of December 31, 2011, 1,479,000 shares of our common stock were issued pursuant to the Plan for the services of various individuals. A balance of 1,021,000 shares remains to be issued under the Plan subject to approval of the Board of Directors or of a Plan administrator.

At the filing date of this report, we do not believe that we currently have sufficient capital to sustain our business efforts for the next twelve months.  Accordingly, we will need to raise additional capital during 2012 to sustain operations.  These funds will be required to sustain our development and marketing efforts to sell our Nano Silver Technology and Nano Zyme™ products. We will then need working capital to maintain our operations once the product sales are initiated. We are also working on operating expenses, to the extent possible, by reducing overhead costs, in order to conserve our available cash pending sales of the new products mentioned above. We are particularly concentrating our efforts in reducing third-party manufacturing costs. Our management and board members continue to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

Consequently, our ability to continue as a going concern may be dependent upon the success of our new business plan which, as explained above, includes a) generating sales of the new products noted above, b) continuing efforts to increase our product sales internationally through our broad network of distributors, and c) obtaining additional equity or debt financing.  We do not know if such additional capital will be available or available on terms acceptable to us.  We do not know if we will sustain operations long enough to generate revenues, to obtain additional equity or debt financing or otherwise execute our long-term business plans. Accordingly, for these and other reasons, in their report on our 2011 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern.

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

Impairment of long-lived assets.   Management reviews the carrying value of the Company’s inventories, property and equipment and technology assets annually based on its current marketing activities, plans and expectations, and the perceived effects of competitive and other market factors ( i.e., lower of cost or market adjustments), such as declines in replacement value and obsolescence and impairment, to determine whether any write-downs should be taken or whether the estimated useful lives should be shortened.

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

For the period ended December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness in the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-K, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and integrity of our published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates made by our management. We also prepared the other information included in the annual report and are responsible for its accuracy and consistency with the financial statements.

We are responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we have identified the following material weaknesses in our internal control over financial reporting:

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

To overcome these weaknesses, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data to our independent auditors in connection with the preparation of this annual report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

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

/s/ Edward Suydam	/s/ Michael J Marx
Edward Suydam, Chief Executive Officer	Michael J Marx, Chief Financial Officer
March 27, 2012	March 27, 2012

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  Information as to our current and past directors and executive officers is presented below:

Name	Age	Position	Periods Held From and To
Edward Suydam	54	Chief Executive Officer: Director	March, 2010 – Present
Michael J. Marx	67	Chief Financial Officer; Director	December, 2009 –- Present
Marc Kahn	56	Chief Medical Officer; Director	June, 2009 – Present
David J. Willoughby	49	Vice President, Marketing & Sales; Director	July, 2011 – Present
Vicki L. Aksland	45	Director	July, 2011 – Present
Mark Cox	47	Director	February, 2010 – Present
Douglas Heath	58	Former Chief Executive Officer; Former Director	January, 2009 – March, 2010 July, 2008 – March, 2010

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

Mr. Douglas Heath, Former CEO, is the founder and President of Manteca, California-based Nushake Roofing Inc., one of Northern California's largest re-roofing companies, which has been in continuous operation since 1976. Mr. Heath has also founded and operated a number of other business concerns, including the Gutter Guy Inc.; Hula in Motion, which operates a Hawaiian souvenir distribution company; and 2H Distributors Inc., a company which sold Nano Mask ’s first NanoMask ™ .

Michael J. Marx was appointed as the Company’s Chief Financial Officer (“CFO” ) in December 2009. Mr. Marx is the Chief Executive Officer of CPA Services Unlimited, P.C., a private accounting firm located in Peekskill, New York, a position he has held since 1985. Mr. Marx began his professional career at Peat, Marwick, Mitchell & Co., CPAs (now KPMG, LLC) from 1967 to 1972.  From 1972 to 1974, he was Supervisor of the Audit Department for AMAX, Inc. (NYSE).  From 1974 to 1975, he was Assistant Corporate Controller for Esterline Corp. (NYSE). He then joined EDO Corporation (NYSE), now a unit of ITT Corporation, as Director of Auditing (1976 to 1981) and Director of Financial Management (1981 to 1984).  Mr. Marx received his B.S. from Lehigh University (1966) and his New York State CPA in 1972.

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

David J. Willoughby, Vice President - Marketing & Sales, was appointed on July 1, 2011. He has served in numerous marketing, sales, and product development capacities within the health care industry for the last 20 years. Since 2000 until joining the Company, Mr. Willoughby was Vice President of Granvid Technologies Inc., a health care marketing and intellectual property development company where he was responsible for marketing with a strategic focus on new product development and applications within the areas of infection control, wound care and biomaterial coatings. Prior to that position, from 1995 to 1999, he was instrumental in establishing Ultravena Industries USA Ltd., a medical device manufacturer which developed the first ever patented alternative donning technology for the medical latex and synthetic glove markets. At Ultravena, Mr. Willoughby was assigned responsibilities as senior marketing manager for Ultravena (Canada). He eventually oversaw the majority of its North American dental and industrial marketing activities. From 1992 to 1995 Mr. Willoughby worked for DFS GmbH (Germany), holding the position of North American marketing manager responsible for building the company’s private label programs with internationally recognized health care manufacturers in the US, Canada and Japan. During his years in the health care industry, he has demonstrated strong skills in product development, channel marketing and sales management along with a thorough understanding of the processes behind effective international business development and management. His participation as an officer and director will add support and guidance in expanding both our domestic and international business strategies and activities.

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

The board of directors met five times via telephone during 2011.

Committees of the Board of Directors

We are not obligated to have an audit committee nor to comply with any requirements for its composition should we have one. Our Board of Directors established an Audit Committee on March 2, 2007, consisting of two independent board members. The Committee was inactivated when its Committee members resigned in late 2008 until it was re-activated and increased in scope to include compensation policy during early 2010. Michael J. Marx and Marc Kahn, neither of whom is independent of management, comprise the Audit and Compensation Committee. Michael J. Marx serves as Chairman. The Board of Directors decides on the recommendations made by the Audit and Compensation Committee.

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

Components of Executive Compensation for 2011 and 2010

Our executive employment agreements for 2011 and 2010 provided that employees would be compensated by salary, with potential bonuses that could include cash and equity components.  Salaries were determined by negotiation between the Company and the particular executive based on each individual’s qualifications and relevant experience and the Compensation Committee’s and board’s best business judgment.  While each of the agreements had a general description of the employee’s responsibilities associated with his/her title and/or position, the agreements did not include specific written performance objectives for the individual or the Company.

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

The following Summary Compensation Table sets forth the aggregate compensation paid or accrued by the Company to the executive officers, (the “Named Executive Officers”) as of December 31, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (4)	Total ($)

Edward Suydam, CEO (1)	2011	$150,000	$ 15,000	$ 16,186	$181,186
	2010	$145,833	$100,000	$ 0	$245,833

Michael J. Marx, Chief Financial Officer	2011	$ 80,000	$ 6,667	$ 6,154	$ 92,821
	2010	$ 80,000	$ 0	$ 0	$ 80,000

Marc Kahn, Chief Medical Officer	2011	$ 80,000	$ 6,667	$ 9,231	$ 95,898
	2010	$ 80,000	$ 0	$ 0	$ 0

David Willoughby, VP Marketing & Sales (2)	2011	$ 50,000	$ 11,133	$ 1,923	$ 63,056
	2010	$ 0	$ 0	$ 0	$ 0

Douglas Heath, Former Chief Financial Officer (3)	2011	$ 0	$ 0	$ 0	$ 0
	2010	$ 37,500	$ 0	$ 0	$ 37,500

(1) Since March 1, 2010

(2) Mr. Willoughby was appointed July 1, 2011. He was also awarded a signing bonus of 100,000 shares of the Company’s restricted common stock.

(3) Until March 1, 2010

(4) Represents accrued vacation pay at December 31, 2011

DIRECTOR COMPENSATION

The following table sets forth the aggregate compensation paid or accrued by the Company to the Directors for the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash (In $)	Stock Awards (In $)	Option Awards (In $)	Non-Equity Incentive Plan Compensation (In $)	Non- Qualified Deferred Compensation Earnings (In $)	All Other Compensation (1) (2) (In $)	Total (In $)
Edward Suydam	-	-	-	-	-	-	-
Michael J. Marx	-	-	-	-	-	-	-
Marc Kahn	-	-	-	-	-	-	-
Vicki Aksland	$ 7,500	-	-	-	-	-	$ 7,500
Mark Cox	$ 15,000	-	-	-	-	-	$ 15,000

All directors are reimbursed for all travel related expenses incurred in connection with their activities as directors. Those directors also serving as officers have agreed to forego annual director compensation. Directors Mark Cox and Vicki Aksland each receive $15,000 per year as a fee for their service as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND RELATED STOCKHOLDER MATTERS.

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

The following tables provide information, as of March 23, 2012, about the beneficial ownership of our common stock by those known to own more than 5% of the Company’s common stock as well as the beneficial ownership of our directors and executive officers. The percentage of beneficial ownership for the following table is based on 85,625,468 shares of our common stock issued and outstanding:

Title of Class	Name and Address	Number of Shares	% of Class

Common	Josiah T. Austin 12626 Turkey Creek Road Pearce, AZ 85625	11,426,839	13.31%

Securities Ownership of Officers and Directors

Title of Class	Name and Title	Number of Shares	% of Class
Common	Edward Suydam Chief Executive Officer	9,424,756	10.97%
Common	Michael J. Marx Chief Financial Officer	5,312,801	6.19%
Common	Marc Kahn Chief Medical Officer	10,963,672	12.77%
Common	David Willoughby Vice President, Marketing & Sales	1,845,036	2.15%
Common	Vicki Aksland Director	701,809	*
Common	Mark Cox Director	2,358,883	2.75%

	Total (6 persons)	30,606,957	35.64%

•

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

As of December 31, 2011, 1,479,000 shares of our common stock have been issued pursuant to the Plan for the services of various individuals. The 1,479,000 shares (issued during 2004) were recorded at the fair market value of the shares on the date of issuance, which was $0.45 per share for a total of $665,550. As of December 31, 2011 and 2010, there was no deferred compensation and all capitalized patent and acquired technology costs had been written off. While there are 1,021,000 common shares available for future issuance, the Board of Directors has not approved any further equity compensation awards under the Plan.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following related party transactions occurred during the years ended December 31, 2011 and 2010 which are required to be disclosed pursuant to Item 404 of Regulation S-K.

Stock Issuances to Related Parties

Name and Principal Position	Year	Compensation in Common Shares	Loan Conversions, Expense Reimbursements and Cash Proceeds (4)	Total Common Shares Issued

Edward Suydam,	2011	5,807,537	-	5,807,537
Chief Executive Officer (1)	2010	2,060,920	204,477	2,265,397

Michael J. Marx,	2011	3,097,629	377,412	3,475,041
Chief Financial Officer	2010	743,104	47,031	790,135

Marc Kahn,	2011	3,079,629	3,266,477	6,346,106
Chief Medical Officer	2010	710,783	196,078	906,861

David Willoughby,	2011	681,395	-	681,395
Vice President, Marketing & Sales (2)	2010	-	-	-

Douglas Heath,	2011	-	-	-
Former Chief Executive Officer (3)	2010	-	-	-

Mark Cox,	2011	581,395	1,556,521	2,137,916
Director	2010	100,000	-	100,000

Vicki Aksland,	2011	87,209	-	87,209
Director	2010	-	-	-

(1) Since March 1, 2010

(2) Mr. Willoughby was appointed July 1, 2011.

(3) Until March 1, 2010

(4) Includes 400,000 shares issued to M Kahn in 2011 for his $10,000 in cash proceeds.

Director Mark Cox is deemed to be independent. Director Vicki Aksland performs consulting services as requested and may not be deemed independent.  All of the other directors serve as officers and are not considered independent.

ITEM 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Information required by Item 9(c) of Schedule 14A

1)

Audit Fees - The aggregate fees billed or estimated and expected to be billed for professional services rendered by our registered public accounting firm, MaloneBailey, LLP, (“MB”) for the audit of our annual financial statements and review of our quarterly financial statements for fiscal year 2011 was approximately $30,000.and $21,000 for fiscal year 2010.

2)

Audit-Related Fees – The aggregate fees billed for professional audit-related services rendered by MB during fiscal year 2011 and 2010 were both $0.

3)

Tax Fees – None

4)

All Other Fees -- None

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS.  The following financial statements are included in this report:

 (a)(2) FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

None.

(a)(3) EXHIBITS.  The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation
3.2	Bylaws
4.1	Specimen stock certificate
10.1	Form of Executive Compensation Agreement
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO MASK, INC.

March 27, 2012

By /s/ Edward Suydam

Edward Suydam, Chief Executive Officer (Principal Executive Officer) and Director

March 27, 2012

By /s/ Michael J. Marx

Michael J. Marx, Chief Financial Officer (Principal Financial Officer and Principal

Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signature	Title	Date
/s/ Edward Suydam	Chief Executive Officer and Director	March 27, 2012
/s/ Michael J. Marx	Chief Financial Officer and Director	March 27, 2012
/s/ Marc Kahn	Chief Medical Officer and Director	March 27, 2012
/s/ David J. Willoughby	Vice President, Marketing & Sales and Director	March 27, 2012
/s/ Vicki L. Aksland	Director	March 27, 2012
/s/ Mark Cox	Director	March 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nano Mask, Inc.

Reno, Nevada

We have audited the accompanying balance sheets of Nano Mask, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, its financial position as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company has incurred a series of net losses resulting in negative working capital as of December 31, 2011.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

Houston, Texas

March 27, 2012

NANO MASK, INC.
Balance Sheets December 31, 2011 and 2010

ASSETS
	2011	2010
CURRENT ASSETS
Cash	$ 61,504	$ 2,810
Accounts receivable, net	422	-
Refund receivable	-	2,500
Prepaid expenses	18,000	571
Inventory, net	14,457	14,421

Total current assets	94,383	20,302

FIXED ASSETS
Equipment and Molds	5,673	973
Accumulated depreciation	(490)	(178)
	5,183	795

Total assets	$ 99,566	$ 21, 097

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Customer advances	$ 150,517	$ -
Accounts payable	457,452	729,569
Advances from related party	100,203	103,300
Accrued expenses	385,718	350,010
Notes payable	497,727	497,727
Note payable - related party	25,000	-

Total current liabilities	1,616,617	1,680,606

LONG-TERM DEBT
Note payable	23,430	23,430

Total liabilities	1,640,047	1,704,036

STOCKHOLDERS' DEFICIT
Common stock, $.001 par, 100,000,000 shares authorized;
80,249,698 outstanding in 2011 and 57,979,351 outstanding in 2010	80,250	57,979
Additional paid-in capital	21,127,801	20,427,452
Accumulated deficit	(22,748,532)	(22,168,370)

Total stockholders’ deficit	(1,540,481)	(1,682,939)

Total liabilities and stockholders’ deficit	$ 99,566	$ 21, 097

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.
Statements of Operations For the years ended December 31, 2011 and 2010

	2011	2010

NET SALES	$ 97,997	$ -

COSTS AND EXPENSES
Cost of Sales	80,330	-
Research and development	3,500	70,050
Selling, general and administrative	929,777	660,667
Provision for inventory obsolescence	-	79,986

LOSS FROM OPERATIONS	(915,610)	(810,703)

OTHER INCOME (EXPENSE)
Interest expense	(37,501)	(34,371)
Gain on settlement of vendor liabilities and other	372,949	14,754

Total other income (expense)	335,448	(19,617)

NET LOSS	$ (580,162)	$ (830,320)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	70,600,549	55,720,324

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.
Statements of Stockholders' Deficit
For the Years Ended December 31, 2011 and 2010
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Dollars	paid in capital	deficit	Deficit
Balances, December 31, 2009	53,671,536	$ 53,672	$ 20,157,141	$ (21,338,050)	$ (1,127,237)
Common stock issued for settlement of advances	196,078	196	9,804		10,000
Common stock issued for services	3,735,229	3,735	233,147		236,882
Common stock issued for reimbursed expenses	376,508	376	27,360		27,736
Net loss	-	-	-	(830,320)	(830,320)
Balances, December 31, 2010	57,979,351	57,979	20,427,452	(22,168,370)	(1,682,939)
Common stock issued for cash	1,400,000	1,400	33,600		35,000
Common stock issued for settlement of accounts payable	1,900,000	1,900	82,400		84,300
Common stock issued for advances to related parties	4,422,998	4,423	124,877		129,300
Common stock issued for services	14,018,198	14,019	447,831		461,850
Common stock issued for reimbursed expenses	529,151	529	11,641		12,170
Net loss	-	-	-	(580,162)	(580,162)
Balances, December 31, 2011	80,249,698	$ 80,250	$ 21,127,801	$ (22,748,532)	$ (1,540,481)

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (580,162)	$ (830,320)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	312	178
Provision for inventory obsolescence	-	79,986
Common stock issued for services rendered	461,850	236,882
Common stock issued for company expenses incurred	12,170	27,736
Gain on settlement of vendor liabilities	(372,949)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(422)	-
Refund receivable	2,500	(2,500)
Prepaid expenses and other	(17,429)	2,410
Inventory	(36)	633
Customer advances	150,517	-
Accounts payable	185,132	139,522
Accrued expenses	35,708	134,848

Net cash provided by (used in) operating activities	(122,809)	(210,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,700)	(973)
Cash used in investing activities	(4,700)	(973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances of related parties	126,203	77,500
Proceeds from issuance of short-term note payable	25,000	6,855
Repayments of short-term note payable	-	(6,855)
Common stock issued for cash	35,000	-

Net cash provided by financing activities	186,203	77,500

NET INCREASE (DECREASE) IN CASH	58,694	(134,098)

CASH, BEGINNING OF YEAR	2,810	136,908

CASH, END OF YEAR	$ 61,504	$ 2,810
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid for interest	$ -	$ 4,795
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of advances and accounts payable	$ 213,600	$ 10,000
Accounts payable reclassified to long-term liabilities and accrued expenses	-	29,943
Accounts payable reclassified to Accounts payable – related party	-	35,800
Accrued interest added to note payable balance	-	12,620

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Nano Mask, Inc. (“we”, “our” or the “Company”) is a materials-technology development company focused on health and wellness-related markets. The Company is evolving from a specialty filter products company that developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems into a company that plans to provide a proprietary line of antibacterial and antimicrobial products for the hospital, clinic and health industry.

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

The Company uses Level 3 inputs to value warrants issued and Level 1 inputs to value its common stock transactions.

NANO MASK, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Income taxes. We provide for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income during the period such determination is made. The Company has recorded full valuation allowances as of December 31, 2011 and 2010.

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

NOTE 2: GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has historically incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at December 31, 2011. In addition, at December 31, 2011, the Company has a working capital deficiency of $1,522,234. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3: NOTES PAYABLE

The Company maintains various unsecured short term notes payable totaling $522,727 at December 31, 2011 ($497,727 at December 31, 2010), each of which are in default and bear annual interest at 6% to 8%, or the prime rate plus 2%. In addition, the Company is maintaining an unsecured five year long-term note payable of $23,430, due November 28, 2013, bearing an annual interest rate of 8%.

A significant shareholder loaned the Company $25,000 with interest at prime, plus 2%, payable in six months from February 22, 2011.

At December 31, 2011, all notes payable continue to bear interest according to their original terms.

$412,140 of the above short term notes payable represent various loans payable to Applied Nanoscience, Inc. (Note 6, Litigation), net of the Company’s right of offset in the amount of $41,360 against the $453,500 face amount of the notes payable for monies the Company expended on behalf of Applied Nanoscience, Inc.

NANO MASK, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Interest expense for 2011 totaled $37,501 for which no cash interest payments have been paid during the year. This compares with $34,371 interest expense incurred during 2010.for which $4,795 was paid in cash during the year.

NOTE 4: SHARE-BASED TRANSACTIONS

Restricted shares.  The following table summarizes the restricted share issuances during the years ended December 31, 2011 and 2010:

Summary of Stock Issuances during the Years ended December 31, 2011 and 2010
	Settlement of Accounts Payable			Settlement of Advances and Payables -Related Party			Compensation and Expenses		Cash from Offerings
Year Ended December 31,	Common Shares	Fair Value	Carrying Value of Payables	Common Shares	Fair Value	Carrying Value of Related Advances	Common Shares	Fair Value	Common Shares	Fair Value	Cash Proceeds
2011	1,900,000	$84,300	$436,375	4,422,998	$129,300	$129,300	14,547,349	$474,020	1,400,000	$ 35,000	$35,000

2010	-	$ -	$ -	196,078	$10,000	$10,000	4,111,737	$264,618	-	-	$ -

During the year ended December 31, 2011, the Company issued 1,900,000 shares with a fair value of $ 84,300 to settle $ 436,375 unrelated party accounts payable. Due to the fair value of the common shares being less than the carrying value of the related payables, the Company recognized a gain of $352,075 on settlement of payables during 2011.  A further gain of $20,874 was generated by writing off payables due to the expiration of the statute of limitations. In addition, the Company issued 4,422,998 shares with a fair value of $129,300 to settle advances and payables to related party with the same amount of carrying value.

Finally, a total of 14,547,349 shares were issued with a fair value of $474,020 for services and operating expenses reimbursed during the year.

During 2011, the Company received $35,000 in cash proceeds from four individual investors in a private placement and issued 1,400,000 shares of common stock.

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

As of December 31, 2011 and 2010, 1,479,000 shares of common stock have been issued pursuant to the Plan for the services of various individuals. All related compensation expense has been recognized in years prior to 2010. While there are 1,021,000 common shares available for future issuance, the Board of Directors has not approved any further equity compensation awards under the Plan.

A summary of the status of our outstanding stock options at December 31, 2011 and December 31, 2010 and the related changes during the periods then ended is presented below:

	December 31, 2011				December 31, 2010
	Shares	Weighted-Average Exercise Price	Weighted – Average Remaining Life	Aggregate Intrinsic Value	Shares	Weighted-Average Exercise Price	Weighted – Average Remaining Life	Aggregate Intrinsic Value
Outstanding beginning of period	250,000	$0.76	2.33	-	700,000	$0.57	1.19	-
Granted	-	-		-	-	-		-
Expired/Cancelled	-	-		-	(450,000)	$0.46		-
Exercised	-	-		-	-	-		-
Outstanding end of period	250,000	$0.76	1.57	-	250,000	$0.76	2.33	-
Exercisable	250,000	$0.76	1.57	-	250,000	$0.76	2.33	-

NANO MASK, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Warrants.   4,420,834 warrants were issued during 2009, each having a two-year term with an exercise price of $0.50 per share, until various expiration dates in 2011. The terms of the warrants did not obligate the Company to register shares of common stock, nor did they obligate the Company to settle in cash or other assets.  Accordingly, no liability was recorded for the outstanding warrants.  No warrants were exercised subsequent to their issuance and there are no warrants outstanding at December 31, 2011. No further warrants were issued in 2011 or 2010.

NOTE 5:   INCOME TAX

At December 31, 2011, the Company had net operating loss carry-forwards of approximately $14,006,603 that may be used to offset future taxable income.  These operating loss carry-forwards expire in the years 2012 through 2030. However, the Company may be limited in its ability to fully utilize its net operating loss carry-forwards and realize any benefits in the event of certain ownership changes described in Internal Revenue Code Section 382.

No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carry-forwards that would result in a deferred tax asset of approximately $4,789,779 is effectively offset by a 100% valuation allowance primarily because of significant uncertainty as to the Company’s ability to continue as a going concern (Note 2, Going Concern). Details of the reason there is no income tax benefit such as would ordinarily be computed at federal statutory rates of approximately 34% are as follows:

	2011	2010
Income tax benefit at statutory rate	$ 197,255	$ 282,309
Timing differences between book and tax depreciation	1,492	138
Timing differences in inventory obsolescence recognition	-	(27,195)
Non-deductible expenses from common stock issued or options granted for services rendered	(157,029)	(79,793)
	41,718	175,459
Change in valuation allowance	(41,718)	(175,459)
	$ -	$ -

Deferred tax assets are comprised of the following at December 31, 2011:

Operating loss carry forwards	$ 4,789,779
Less valuation allowance	(4,789,779)

Net deferred tax assets	$ -

NOTE 6: COMMITMENTS AND CONTINGENCIES

Litigation.  On December 29, 2010, the Company received a complaint from Applied Nanoscience, Inc. seeking collection of the as yet unpaid notes payable to Applied in the amount of $453,500, plus interest and litigation expenses. On February 1, 2011, the Company countersued for breach of contract and related claims. The Company maintains a right of offset in the amount of $41,360 against Applied’s notes and is reflected on the balance sheet in the net amount of $412,140 (Note 3, Notes Payable).

On March 5 2012, the Company received a complaint from a certain attorney seeking collection of his invoices in the amount of $167,167, plus interest and litigation expenses. The Company does not believe the claim has any merit and will respond to the complaint within the appointed time.

Employment agreements.  At December 31, 2011, the Company has current employment agreements with certain officers and directors with a remaining commitment of approximately $149,328, which was paid during the first quarter of 2012.

NOTE 7:   OTHER TRANSACTIONS

Related party transactions.

Amounts payable to related parties are summarized as follows:

NANO MASK, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Balance, January 1, 2010	$ -
2010 advances	77,500
Payment of advances	(10,000)
Accounts payable reclassified to accounts payable to related party	35,800
Balance, December 31, 2010	103,300
2011 advances	126,203
Payments	(129,300)
Balance, December 31, 2011	$ 100,203

The Company received $117,500 in cash advances from a key executive officer during 2011 and repaid $26,000 of this with 928,570 shares of common stock.  $67,500 in advances from the same key officer during 2010 was repaid during 2011 with 1,937,907 shares of common stock.

NOTE 8:  SUBSEQUENT EVENTS

The following table summarizes the issuance of common shares subsequent to December 31, 2011, and their related amounts for cash proceeds from private placements, compensation and expense reimbursements and settlements of notes payable:

	Cash Proceeds		Compensation and Expense Reimbursements		Settlement of Loans Payable
	Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
Through March 27, 2012	-	$ -	5,220,770	$ 172,830	155,000	$ 5,735

Due to the fair value of the common shares being less than the carrying value of the related payables, the Company recognized a gain of $2,365 on settlement of payables during 2012.