Form 10-Q
period 2012-03-31
Nano Mask, Inc.
filed 2012-05-11
CIK 1088213

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

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

(1) Yes ☒ No ☐  (2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer ☐         Non-accelerated filer    ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At May 11, 2012, there were outstanding 88,689,910 shares of the Registrant's Common Stock, $.001 par value.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. Balance Sheets (Unaudited)
	March 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$ -	$ 61,504
Accounts receivable, net	150	422
Prepaid expenses	48,574	18,000
Inventory, net	14,271	14,457

Total current assets	62,995	94,383

FIXED ASSETS
Equipment and molds	5,673	5,673
Accumulated depreciation	(657)	(490)
	5,016	5,183

Total assets	$ 68,011	$ 99,566

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Customer advances	$ 90,566	$ 150,517
Accounts payable	449,187	457,452
Accounts payable – related party	100,919	100,203
Accrued expenses	349,342	385,718
Notes payable	502,033	497,727
Note payable – related party	25,000	25,000
	1,517,047	1,616,617
LONG-TERM DEBT
Note payable	23,430	23,430

Total liabilities	1,540,477	1,640,047
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized; 86,625,468 shares outstanding in 2012 and 80,249,698 outstanding in 2011	86,625	80,250
Additional paid-in capital	21,324,990	21,127,801
Accumulated deficit	(22,884,081)	(22,748,532)

Total stockholders’ deficit	(1,472,466)	(1,540,481)

Total liabilities and stockholders’ deficit	$ 68,011	$ 99,566

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC. Statements of Operations For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	2012	2011

NET SALES	$ 218,350	$ 150

COSTS AND EXPENSES
Cost of goods sold	138,913	90
Research and development	115	-
Selling, general and administrative	206,613	139,703
	345,641	139,793

LOSS FROM OPERATIONS	(127,291)	(139,643)

OTHER INCOME (EXPENSE)
Gain on settlement of vendor liabilities and other	2,365	226,271
Interest expense	(10,623)	(8,687)
Total other income (expense)	(8,258)	217,584

NET INCOME (LOSS)	$ (135,549)	$ 77,941

BASIC AND FULLY-DILUTED INCOME (LOSS) PER SHARE	$ (0.00)	$ 0.00

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	86,625,468	63,014,985

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC. Statements of Cash Flows For the Three Months Ended March 31, 2012 and 2011 (Unaudited)
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (135,549)	$ 77,941
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	167	49
Common stock issued for services	164,126	164,000
Gain on settlement of vendor liabilities	(2,365)	(226,271)
Changes in operating assets and liabilities:
Accounts receivable	272	(150)
Inventory	186	55
Prepaid expenses	(30,574)	(3,929)
Customer advances	(59,951)	-
Accounts payable	(165)	(1,464)
Accrued expenses	(36,376)	(68,734)
Net cash used in operating activities	(100,229)	(58,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	25,000	-
Proceeds from issuance of short-term note payable	5,149	-
Advances from related party	9,419	31,500
Proceeds from issuance of related party short-term note payable	-	25,000
Repayments of short-term note payable	(843)	-
Net cash provided by financing activities	38,725	56,500

NET DECREASE IN CASH	(61,504)	(2,003)

CASH AT BEGINNING OF PERIOD	61,504	2,810

CASH AT END OF PERIOD	$ -	$ 807

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 36	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of advances from related parties	$ 8,703	$ 67,500
Common stock issued for settlement of accounts payable	$ 5,735	$ 16,800
The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC.

Notes to Financial Statements (Unaudited)

For the Three Months Ended March 31, 2012

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-K. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011, from which the balance sheet information at that date is derived and reference is made thereto elsewhere in this report.  These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, in addition to a working capital deficiency at March 31, 2012, the Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

The Company issued a short-term note payable of $5,149 to a finance company with an annual interest rate of 8.45%, payable in six installments of $879 beginning March 1, 2012. In addition, during the three months ended March 31, 2012, the Company received advances of $4,700 from a key officer with no specific repayment terms. In the meantime, two other officers advanced and paid $4,719 for company expenses.

NANO MASK, INC.

Notes to Financial Statements (Unaudited)

For the Three Months Ended March 31, 2012

The following table summarizes the stock issuances during the three months ended March 31, 2012:

Summary of Stock Issuances during the Three Months ended March 31, 2012
Settlement of Accounts Payables		Settlement of Advances-Related Party		Compensation		Cash Proceeds
Common Shares	Fair Value	Common Shares	Fair Value	Common Shares	Fair Value	Common Shares	Fair Value
155,000	$ 5,735	290,099	$ 8,703	4,930,671	$164,126	1,000,000	$ 25,000

During the three months ended March 31, 2012, the company issued 155,000 shares with a fair value of $5,735 to settle accounts payable with a carrying value of $8,100. Because the fair value of the common shares was less than the carrying value of the related payables, the Company recognized a gain on settlement of payables of $2,365. In addition, the company issued 290,099 common shares to settle advances from a key officer. The fair value of the common stock issued was $8,703 and no gain or loss was recognized.

Finally, a total of 4,930,671 shares with a fair value of $164,126 were issued for services during the three months ended March 31, 2012. The company also received $25,000 in cash proceeds from two individual investors in a private placement for 1,000,000 shares of common stock.

NOTE 4 - SUBSEQUENT EVENTS

The following table summarizes the common shares issued subsequent to March 31, 2012 and their related amounts for cash proceeds from private placement offerings, stock-based compensation and expense reimbursements as well as settlement of loans payable:

Cash Proceeds from Offerings		Stock-Based Compensation and Expense Reimbursements		Settlement of Loans Payable
Common Shares	Amount	Common Shares	Amount	Common Shares	Amount
-	$ -	2,064,442	$ 92,900	-	$ -

Subsequent to March 31, 2012, the Company received $8,000 from a key officer.

NOTE 5 – CONTINGENCIES

On March 5 2012, the Company received a complaint from a certain attorney seeking collection of his invoices in the amount of $167,167, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and has requested dismissal of the charges. The Company has already recognized $15,763 as a liability at March 31, 2012.

On or about May 8, 2012, the Company received a complaint from a certain former employee seeking collection of his charges as a distributor and as an employee in the amount of $409,525, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and intends to offset for certain expenditures made by the Company caused by employee. The Company has already recognized $37,500 as a liability at March 31, 2012.

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

Since its inception, the Company has been involved in the development of its technology.  Through March 31, 2012, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  As of the current report date, the Company has funded itself through a series of private equity placements and unsecured loans which has offset its accumulated equity deficit in this manner.

Results of Operations for the Three Months Ended March 31, 2012 compared with 2011

Revenues:  During the three months ended March 31, 2012, revenues amounted to $218,350 of which virtually all sales represented our Nano Silver Products. Reportable revenues for the three months ended March 31, 2011 were $150, due to three reasons: 1) the Company’s election late in 2006 to suspend sales of the NanoMask™ and related filters until FDA clearance could be obtained which was anticipated as late as July, 2008; 2) the Company’s efforts thereafter until March 1, 2010 to develop a new anti-viral, antibacterial and disposable mask; and 3) the Company’s marketing efforts after March 1, 2010 to sell its new Nano Zyme and Nano Silver Hospital Products.

Cost of Sales:  Cost of sales during the three months ended March 31, 2012 amounted to $138,913, thereby providing a gross margin of 36.4%. For the corresponding period in 2011, cost of sales amounted to $90. This amounted to 40.0% gross profit margin.

Operating Expenses: During the three months ended March 31, 2012, the Company has experienced an approximate $67,000 increase in general and administrative expenses or an approximate 48% increase from levels reported in the similar period of 2011, due to increased salaries ($23,000), travel ($14,000), audit fees ($14,000), legal fees ($6,000) and other ($10,000).

Other Income: For the three months ended March 31, 2012, we reported other expense of $8,258, consisting primarily of a gain on settlement of outstanding liabilities offset by interest expense. For the three months ended March 31, 2011, we reported other income of $217,584 comprising interest expense offset by a gain on settlement of liabilities.

Research and development: Research and development (R&D costs) relates to product development efforts and includes related FDA testing. Only $115 of R&D costs was incurred in the three months ended March 31, 2012 compared to $0 of R&D expense in the three months ended March 31, 2011. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Net Loss: We experienced a net loss of $135,549 for the three months ended March 31, 2012 compared to net income of $77,941 in the prior year. The increase in net loss during 2012 was primarily due to the recognition in 2011 of a $226,271gain on the settlement of outstanding liabilities.

Liquidity and Capital Resources

             We have not been able to generate sufficient net cash inflows from operations to sustain our business efforts as well as to accommodate our growth plans.  Cash used in our operating activities for the three months ended March 31, 2012 and 2011was funded primarily by the sale of common stock for cash and from the issuance of short term notes payable. During 2012, the Company received cash advances from an executive officer for $4,700. In the meantime, two other officers advanced and paid $4,719 for company expenses. Also, during the three months ended March 31, 2012, the Company received $25,000 in cash through its private placement with two investors for 1,000,000 shares of common stock. For the three months ended March 31, 2011, the Company issued a short term note payable of $25,000 and received advances from an executive officer for $31,500.

Cash Flows from Operating Activities: The cash outflow totaled $100,229 in the three months of 2012 compared to a cash outflow of $58,503 in 2011, primarily due to significantly reduced settlements of accounts payable that had generated gains of $226,271 in 2011 compared to only $2,635 in 2012.

Cash Flows from Investing Activities: No cash was used in investing activities during the three months of 2012 or 2011.

Cash Flows from Financing Activities: Cash flows from financing activities in the three months of 2012 totaled $38,725. The Company was able to obtain $25,000 in proceeds from the issuance of common stock for cash and $4,306 from a short term note, net of re-payments.  In the three months of 2011, a short term note payable of $25,000 was issued. At the same time, the company obtained advances from an executive officer amounting to $4,700 in 2012. At the same time, two other officers advanced and paid $4,719 for company expenses. This compared with the advances received during 2011 amounting to $31,500.

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

            Accordingly, for these and other reasons, there is significant uncertainty regarding the Company’s future, and the Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern in their report on the Company’s 2011 audited financial statements.

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

For the period ended March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

              On March 5, 2012, the Company received a complaint from a certain attorney seeking collection of his invoices, plus interest and litigation expenses of $167,167.25. The Company does not believe the claim has any merit and has requested dismissal of the charges. The claim, Case No. 110907934 DC, was filed in the Second District Court of Weber County in the State of Utah.

              On or about May 8, 2012, the Company received a complaint from a certain former employee seeking collection of his charges as a distributor and as an employee in the amount of $409,525, plus interest and litigation expenses. Case No. CU12-01141 for the complainant was filed in the Second District Court of Washoe County in the State of Nevada. The Company does not believe that the claim has any merit and intends to offset for certain Company expenditures caused by the employee.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended March 31, 2012, the Company authorized issuance of 1,000,000 common shares for $25,000 in cash.

These shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated hereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - RESERVED

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.Ins	Xbrl Instance Document
101.Sch	Xbrl Taxonomy Extension Schema Document
101.Cal	Xbrl Taxonomy Extension Calculation Linkbase Document
101.Def	Xbrl Taxonomy Extension Definition Linkbase Document
101.Lab	Xbrl Taxonomy Extension Label Linkbase Document
101.Pre	Xbrl Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO MASK, INC.

May 11, 2012

 /s/ Edward Suydam

Edward Suydam, Chief Executive Officer

May 11, 2012

 /s/ Michael J. Marx

Michael J. Marx, Chief Financial Officer