Form 10-K/A
period 2011-12-31
Nano Mask, Inc.
filed 2012-07-27
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

AMENDMENT 1

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

NONE

THIS AMENDMENT IS BEING FILED TO CLARIFY LANGUAGE IN PART II, ITEM 9A, CONTROLS AND PROCEDURES.

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

For the period ended December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness in the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-K, our disclosure controls and procedures were not effective ..

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

Based on the identification of the weaknesses, our management has concluded that, as of the end of the period covered by this report on Form 10-K, our disclosure controls and procedures were not effective. To overcome these weaknesses, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data to our independent auditors in connection with the preparation of this annual report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

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

All Other Fees -- None

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS.  The following financial statements are included in this report:

 (a)(2) FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

None.

(a)(3) EXHIBITS.  The following exhibits are included as part of this report:

Exhibit No.	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen stock certificate
10.1*	Form of Executive Compensation Agreement
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*previously filed with the Company’s Annual Report on Form 10-K filed on March 27, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO MASK, INC.

July 27, 2012

By /s/ Edward Suydam

Edward Suydam, Chief Executive Officer (Principal Executive Officer) and Director

July 27, 2012

By /s/ Michael J. Marx

Michael J. Marx, Chief Financial Officer (Principal Financial Officer and Principal

Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signature	Title	Date
/s/ Edward Suydam	Chief Executive Officer and Director	July 27, 2012
/s/ Michael J. Marx	Chief Financial Officer and Director	July 27, 2012
/s/ Marc Kahn	Chief Medical Officer and Director	July 27, 2012
/s/ David J. Willoughby	Vice President, Marketing & Sales and Director	July 27, 2012
/s/ Vicki L. Aksland	Director	July 27, 2012
/s/ Mark Cox	Director	July 27, 2012

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