Form 10-Q
period 2012-06-30
Nano Mask, Inc.
filed 2012-08-14
CIK 1088213

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2012

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

At August 14, 2012, there were outstanding 88,689,910 shares of the Registrant's Common Stock, $.001 par value.

PART I

FINANCIAL INFORMATION

NANO MASK, INC. Balance Sheets (Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$ -	$ 61,504
Accounts receivable	-	422
Prepaid expenses and other	28,857	18,000
Inventory, net	12,829	14,457

Total current assets	41,686	94,383

FIXED ASSETS
Equipment	5,673	5,673
Accumulated depreciation	(823)	(490)
	4,850	5,183

Total assets	$ 46,536	$ 99,566

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Customer advances	$ 65,211	$ 150,517
Accounts payable	465,047	457,452
Accounts payable – related party	109,183	100,203
Accrued expenses	386,920	385,718
Notes payable	501,184	497,727
Note payable – related party	25,000	25,000
Total current liabilities	1,552,545	1,616,617

LONG-TERM DEBT
Note payable	23,430	23,430
Total liabilities	1,575,975	1,640,047

STOCKHOLDERS' DEFICIT
Common stock, $.001 par, 100,000,000 shares authorized;88,689,910 and 80,249,698 shares
outstanding at June 30, 2012 and December 31, 2011, respectively	88,689	80,250
Additional paid-in capital	21,415,828	21,127,801
Accumulated deficit	(23,033,956)	(22,748,532)
Total stockholders’ deficit	(1,529,439)	(1,540,481)

Total liabilities and stockholders’ deficit	$ 46,536	$ 99,566

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK INC. Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

NET SALES	$ 81,388	$ 25,533	$ 299,738	$ 25,683

COSTS AND EXPENSES
Cost of sales	64,462	16,890	203,376	16,980
Research and development	-	-	115	-
Selling, general and administrative	161,219	257,088	367,832	396,791
	225,681	273,978	571,323	413,771

LOSS FROM OPERATIONS	(144,293)	(248,445)	(271, 585)	(388,088)

OTHER INCOME (EXPENSE)
Gain on settlement of vendor liabilities and other	5,000	145,804	7,365	372,075
Interest expense	(10,581)	(8,416)	(21,204)	(17,103)
	(5,581)	137,388	(13,839)	354,972

NET LOSS	$ (149,874)	$ (111,057)	$ (285,424)	$ (33,116)
BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	88,417,676	66,275,014	86,387,402	64,380,485

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC. Statements of Cash Flows For the Six Months Ended June 30, 2012 and June 30, 2011 (Unaudited)
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (285,424)	$ (33,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	333	98
Common stock issued for company expenses incurred	-	12,170
Common stock issued for services	92,900	91,100
Gain on settlement of vendor liabilities	(7,365)	(372,075)
Changes in operating assets and liabilities:
Accounts receivable	422	(600)
Refund receivable	-	2,500
Inventory	1,628	(4,511)
Prepaid expenses	(10,857)	571
Customer advances	(85,306)	1,596
Accounts payable	199,733	275,111
Accrued expenses	1,202	(50,967)
Net cash used in operating activities	(92,734)	(78,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	25,000	-
Advances from related party	25,700	58,500
Repayment of advances from related party	(22,927)	(2,000)
Proceeds from issuance of related party short term note	-	25,000
Proceeds from the issuance of short-term note payable	5,149	-
Repayments of short-term note payable	(1,692)	-
Net cash provided by financing activities	31,230	81,500

NET INCREASE (DECREASE) IN CASH	(61,504)	3,377

CASH AT BEGINNING OF PERIOD	61,504	2,810

CASH AT END OF PERIOD	$ -	$ 6,187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of advances from related parties	$ 8,703	$ 103,300
Common stock issued for settlement of accounts payable and accrued liabilities	$ 169,863	$ 178,700

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC.

Notes to the Financial Statements (Unaudited)

For the Six Months Ended June 30, 2012

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-K. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011, from which the balance sheet information as of that date is derived. These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, in addition to a working capital deficiency at June 30, 2012, the Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at June 30, 2012.   These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 –SIGNIFICANT TRANSACTIONS

During the six months ended June 30, 2012, the Company received cash advances from two executive officers of $13,700 and $12,000, respectively with no specific repayment terms. And two officers paid expenses on behalf of the Company for an amount of $9,613 and $5,297, respectively. In addition, the Company repaid $8,703 to one officer by issuing common stock of 290,099 shares and repaid $22,927 to another officer in cash. Furthermore, the Company received $25,000 from issuance of 1,000,000 shares of common stock during February, 2012.

Due to the fair value of the common shares being less than the carrying value of the related payables, the Company recognized a gain on settlement of payables of $2,365 during the six months ended June 30, 2012.  An additional gain of $5,000 was generated by writing off payables due to the expiration of the statute of limitations.

NANO MASK, INC.

Notes to the Financial Statements (Unaudited)

For the Six Months Ended June 30, 2012

The following table summarizes the common stock issued during the six months ended June 30, 2012:

Summary of Stock Issuances during the Six Months ended June 30, 2012
Settlement of Liabilities		Settlement of Advances-Related Party		Compensation		Cash Proceeds
Common Shares	Fair Value	Common Shares	Fair Value	Common Shares	Fair Value	Common Shares	Fair Value
5,085,671	$ 169,863	290,099	$ 8,703	2,064,442	$92,900	1,000,000	$ 25,000

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to June 30, 2012, the Company received cash advances from two executive officers of $13,200.

NOTE 5 – CONTINGENCIES

On March 5 2012, the Company received a complaint from a certain attorney seeking collection of his invoices in the amount of $167,167, plus interest and litigation expenses. The Company does not believe the claim has any merit and has submitted a motion for dismissal. At this point, the Company is awaiting the claimant’s amendment to his claim.

On or about May 8, 2012, the Company received a complaint from a certain former employee seeking collection of his charges as a distributor and as an employee in the amount of $409,525, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and intends to offset for certain expenditures made by the Company caused by employee. The Company has already recognized $37,500 as a liability at June 30, 2012.

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

Since its inception, the Company has been involved in the development of its technology.  Through June 30, 2012, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through June 30, 2012, the Company has funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.

Results of Operations for the Three Months Ended June 30, 2012 compared with 2011

Revenues:  During the three months ended June 30, 2012, there were revenues of approximately $81,000 derived from sale of Sheets (84%) and Nano Zymes (16%). During the three months ended June 30, 2011, there were revenues of approximately $25,500 derived from sales of Lab Coats (60%), Vira Masks (21%), Nano Zymes (16%) and other (3%).

Cost of Sales:  Cost of sales as a percentage of sales approximated 79% for the three months ended June 30, 2012 compared with 66% in the similar period of 2011. This higher percentage in the last three months is attributable to lower margins for our product sales in this period.

Operating Expenses: During the three months ended June 30, 2012 the Company’s general and administrative expenses declined by approximately $96,000 or 37%, compared to the three months ended June 30, 2011, primarily due to a significant reduction in auditing fees ($120,000) offset by increases in salaries ($27,000). The significant components of our operating expenses include salaries and wages, consulting and other professional services, accounting, audit and legal fees, product and liability insurance and travel.

Research and development: Research and development (R&D) expenditures have become inconsequential in both 2012 and 2011 as management devotes its limited resources to the products that it has recently developed through third-party sources. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Results of Operations for the Six Months Ended June 30, 2012 compared with 2011

Revenues: During the six months ended June 30, 2012, revenues of approximately $300,000 reflect the following products: Sheets (96%) and Nano Zyme products (4%). Revenues of approximately $25,700 in 2011 for the same period reflect the following products: Lab Coats (60%), Vira Masks (21%), Nano Zymes (16%) and other (3%).

Cost of Sales:  During the six months ended June 30, 2012, the cost of sales percentage to sales of 68% is largely similar to the 66% for the six months ended June 30, 2011.

Operating Expenses: During the six months ended June 30, 2012, the Company realized reduced general and administrative expenses of approximately $29,000 or approximately 7% compared to the six months ended June 30, 2011, primarily attributable to reduced auditing fees ($106,000), offset by salaries and director fees ($58,000) and sales-related expenses ($21,000).

Research and development: Research and development (R&D) expenditures have become inconsequential in both 2012 and 2011 as management devotes its limited resources to the products that it has recently developed through third-party sources. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources

             The Company has not been able to generate sufficient net cash inflows from operations to sustain its business efforts and accommodate its growth plans. During the six months ended June 30, 2012, the Company received cash advances from two executive officers of $13,700 and $12,000, respectively with no specific repayment terms. And two officers paid expenses on behalf of the Company for an amount of $9,613 and $5,297, respectively. In addition, the Company repaid $8,703 to one officer by issuing common stock of 290,099 shares and repaid $22,927 to another officer in cash. During the six months in 2011, the company received cash advances from two officers for the amount of $56,500 and $2,000. The company repaid $2,000 to one officer. Also, during 2012, the Company received $25,000 in cash from issuance of 1,000,000 shares of common stock. Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

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

 Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2012, the end of the period covered by this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are ineffective as at the end of the period covered by this report.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On March 5 2012, the Company received a complaint from a certain attorney seeking collection of his invoices in the amount of $167,167, plus interest and litigation expenses. The Company does not believe the claim has any merit and has submitted a motion for dismissal. At this point, the Company is awaiting the claimant’s amendment to his claim.

On or about May 8, 2012, the Company received a complaint from a certain former employee seeking collection of his charges as a distributor and as an employee in the amount of $409,525, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and intends to offset for certain expenditures made by the Company caused by employee. The Company has already recognized $37,500 as a liability at June 30, 2012.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the month ended February 28, 2012, 1,000,000 shares of common stock were issued in a private placement to two individual investors for $25,000 in cash.

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

NANO MASK, INC.

August 14, 2012

 /s/ Edward Suydam

Edward Suydam, Chief Executive Officer

August 14, 2012

 /s/ Michael J. Marx

Michael J. Marx, Chief Financial Officer