Form 10-K/A
period 2011-12-31
Nano Mask, Inc.
filed 2012-08-24
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

AMENDMENT 2

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

NONE

THIS AMENDMENT IS BEING FILED TO FURTHER CLARIFY LANGUAGE IN PART II, ITEM 9A, CONTROLS AND PROCEDURES.

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

Based on the identification of the weaknesses, our management has concluded that, as of the end of the period covered by this report on Form 10-K, our disclosure controls and procedures were not effective. To overcome these weaknesses, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data to our independent auditors in connection with the preparation of this annual report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.   Also, based upon that evaluation, our principal executive and financial officers have concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

August 24, 2012

By /s/ Edward Suydam

Edward Suydam, Chief Executive Officer (Principal Executive Officer) and Director

August 24, 2012

By /s/ Michael J. Marx

Michael J. Marx, Chief Financial Officer (Principal Financial Officer and Principal

Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signature	Title	Date
/s/ Edward Suydam	Chief Executive Officer and Director	August 24, 2012
/s/ Michael J. Marx	Chief Financial Officer and Director	August 24, 2012
/s/ Marc Kahn	Chief Medical Officer and Director	August 24, 2012
/s/ David J. Willoughby	Vice President, Marketing & Sales and Director	August 24, 2012
/s/ Vicki L. Aksland	Director	August 24, 2012
/s/ Mark Cox	Director	August 24, 2012

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