Form 10-Q/A
period 2012-06-30
Nano Mask, Inc.
filed 2012-08-31
CIK 1088213

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

THIS AMENDMENT IS BEING FILED SOLELY TO INCLUDE THE REQUIRED XBRL EXHIBITS. NO OTHER CHANGES HAVE BEEN MADE TO THE ORIGINAL FILING.

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

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

EXHIBIT NO.	DESCRIPTION

31	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
31	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
32	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
32	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
101.Ins	6-30-12 Xbrl Instance Document
101.Sch	6-30-12 Xbrl Taxonomy Extension Schema Document
101.Cal	6-30-12 Xbrl Taxonomy Extension Calculation Linkbase Document
101.Def	6-30-12 Xbrl Taxonomy Extension Definition Linkbase Document
101.Lab	6-30-12 Xbrl Taxonomy Extension Label Linkbase Document
101.Pre	6-30-12 Xbrl Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO MASK, INC.

August 30, 2012

 /s/ Edward Suydam

Edward Suydam, Chief Executive Officer

August 30, 2012

 /s/ Michael J. Marx

Michael J. Marx, Chief Financial Officer