Form 10-Q
period 2012-09-30
Nano Mask, Inc.
filed 2012-11-14
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes ☐ No ☑ (2) Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At November 14, 2012, there were outstanding 95,695,444 shares of the Registrant's Common Stock, $.001 par value.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MASK, INC.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$9,469	$61,504
Accounts receivable	-	422
Prepaid expenses and other	-	18,000
Inventory, net	21,296	14,457

Total current assets	30,765	94,383

FIXED ASSETS
Equipment	973	5,673
Accumulated depreciation	(519)	(490)
	454	5,183

OTHER ASSETS
Other assets	4,230	-

Total assets	$35,449	$99,566

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Customer advances	$12,545	$150,517
Accounts payable	454,407	457,452
Accounts payable – related party	190,244	100,203
Accrued expenses	445,785	385,718
Notes payable	497,727	497,727
Note payable – related party	25,000	25,000
Total current liabilities	1,625,708	1,616,617

LONG-TERM DEBT
Note payable	23,430	23,430
Total liabilities	1,649,138	1,640,047

STOCKHOLDERS' DEFICIT
Common stock, $.001 par, 100,000,000 shares authorized; 90,907,650 and 80,249,698 shares
outstanding at September 30, 2012 and December 31, 2011, respectively	90,908	80,250
Additional paid-in capital	21,482,358	21,127,801
Accumulated deficit	(23,186,955)	(22,748,532)
Total stockholders’ deficit	(1,613,689)	(1,540,481)

Total liabilities and stockholders’ deficit	$35,449	$99,566

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

NET SALES	$154,775	$1,888	$454,513	$27,571

COSTS AND EXPENSES
Cost of sales	122,970	1,795	326,346	18,775
Research and development	-	3,400	115	3,400
Selling, general and administrative	174,156	276,609	541,988	673,400
	297,126	281,804	868,449	695,575

LOSS FROM OPERATIONS	(142,351)	(279,916)	(413, 936)	(668,004)

OTHER INCOME (EXPENSE)
Gain on settlement of vendor liabilities and other	125	874	7,490	372,949
Interest expense	(10,773)	(8,634)	(31,977)	(25,737)
	(10,648)	(7,760)	(24,487)	347,212

NET LOSS	$(152,999)	$(287,676)	$(438,423)	$(320,792)
BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	89,485,404	73,952,578	87,427,607	67,787,590

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC.
Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and September 30, 2011
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(438,423)	$(320,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	498	146
Provision for inventory obsolescence	7,609	-
Common stock issued for company expenses incurred	-	12,170
Common stock issued for services	161,650	176,200
Gain on settlement of vendor liabilities	(7,490)	(372,949)
Changes in operating assets and liabilities:
Accounts receivable	422	(650)
Refund receivable	-	2,500
Prepaid expenses and other	14,543	571
Inventory	(14,448)	(59,983)
Customer advances	(137,972)	70,130
Accounts payable	29,194	185,716
Accrued expenses	224,195	152,166
Net cash used in operating activities	(160,222)	(154,775)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	-	(4,700)
Cash used in investing activities	-	(4,700)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common shares	25,000	30,000
Advances from related party	104,460	108,500
Repayment of advances from related party	(24,730)	(2,000)
Proceeds from issuance of related party short-term note payable	-	25,000
Proceeds from the issuance of short-term note payable	5,149	-
Repayments of short-term note payable	(1,692)	-
Net cash provided by financing activities	108,187	161,500

NET INCREASE (DECREASE) IN CASH	(52,035)	2,025

CASH AT BEGINNING OF PERIOD	61,504	2,810

CASH AT END OF PERIOD	$9,469	$4,835

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NANO MASK, INC.
Statements of Cash Flows (Continued)
For the Nine Months Ended September 30, 2012 and September 30, 2011
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES

Reduction of note payable due to a reduction in prepaid insurance	$3,457	$-
Reclassification of accounts payable to accounts payable – related party	$19,014	$-
Reclassification of property to other asset	$4,230	$-
Common stock issued for settlement of related party advances	$8,703	$129,300
Common stock issued for settlement of payables and accrued liabilities	$169,863	$178,700

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC.
Notes to the Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2012

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

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, in addition to a working capital deficiency at September 30, 2012, the Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 –SIGNIFICANT TRANSACTIONS

During the nine months ended September 30, 2012, the Company received cash advances from two executive officers of $91,200 and $13,260, respectively, with no specific repayment terms and two officers paid expenses on behalf of the Company for an amount of $12,569 and $6,445, respectively. In addition, the Company repaid $8,703 to one officer by issuing common stock of 290,099 shares and repaid $24,730 to another officer in cash. Furthermore, the Company received $25,000 from issuance of 1,000,000 shares of common stock during February, 2012.

Due to the fair value of the common shares being less than the carrying value of the related payables, the Company recognized a gain on settlement of payables of $2,365 during the nine months ended September 30, 2012.  An additional gain of $5,125 was generated by writing off payables due to the expiration of the statute of limitations.

NANO MASK, INC.
Notes to the Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2012

The following table summarizes the common stock issued during the nine months ended September 30, 2012:

Summary of Stock Issuances during the Nine Months ended September 30, 2012
Settlement of Liabilities		Settlement of Advances-Related Party		Compensation		Cash Proceeds
Common Shares	Fair Value	Common Shares	Fair Value	Common Shares	Fair Value	Common Shares	Fair Value
5,085,671	$169,863	290,099	$8,703	4,282,182	$161,650	1,000,000	$25,000

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to September 30, 2012, the Company received cash advances from one executive officer for $25,000.

The following table summarizes the common stock issued subsequent to September 30, 2012:

Summary of Stock Issuances Subsequent to September 30, 2012
Settlement of Liabilities		Settlement of Advances-Related Party		Compensation		Cash Proceeds
Common Shares	Fair Value	Common Shares	Fair Value	Common Shares	Fair Value	Common Shares	Fair Value
-	$-	257,794	$6,445	4,530,000	$113,250	-	$-

NOTE 5 – CONTINGENCIES

On March 5 2012, the Company received a complaint from a certain attorney seeking collection of his invoices in the amount of $167,167, plus interest and litigation expenses. The Company does not believe the claim has any merit and has submitted a motion for dismissal. At this point, the Company is awaiting the claimant’s amendment to his claim.

On or about May 8, 2012, the Company received a complaint from a certain former employee seeking collection of his charges as a distributor and as an employee in the amount of $409,525, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and intends to offset for certain expenditures made by the Company caused by employee. The Company has already recognized $37,500 as a liability at September 30, 2012.

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

Overview

The Company is in the business of selling infection-control products to the medical industry that are designed to reduce the possibility of contagious-disease transmission.

Since its inception, the Company has been involved in the development of its technology.  Through September 30, 2012, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through September 30, 2012, the Company has funded itself by way of a series of private equity placements and had offset its accumulated deficit in this manner.

Results of Operations for the Three Months Ended September 30, 2012 compared with 2011

Revenues:  During the three months ended September 30, 2012, there were revenues of approximately $155,000 derived from sale of Infection-Control Products. During the three months ended September 30, 2011, there were revenues of approximately $2,000 derived from sales of Lab Coats (85%) and Nano Zymes (15%).

Cost of Sales:  Cost of sales as a percentage of sales approximated 79% for the three months ended September 30, 2012 compared with 95% in the similar period of 2011. This lower percentage in the three months ended September 30, 2012 is attributable to higher margins for our product sales in this period.

Operating Expenses: During the three months ended September 30, 2012 the Company’s general and administrative expenses declined by approximately $102,000 or 37%, compared to the three months ended September 30, 2011, primarily due to a significant reduction in auditing fees ($131,000) offset by increases in legal expenses ($9,000), travel ($10,000), interest expenses ($2,000) and a provision for inventory obsolescence ($8,000). The significant components of our operating expenses include salaries and wages, consulting and other professional services, accounting, audit and legal fees, product and liability insurance and travel.

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

Results of Operations for the Nine Months Ended September 30, 2012 compared with 2011

Revenues: During the nine months ended September 30, 2012, revenues of approximately $455,000 reflect the following products: Infection-Control Products (97%) and Nano Zyme products (3%). Revenues of approximately $27,600 in 2011 for the same period reflect the following products: Lab Coats (62%), Vira Masks (20%), Nano Zymes (16%) and other (3%).

Cost of Sales:  During the nine months ended September 30, 2012, the cost of sales percentage to sales of 72% is largely similar to the 68% for the nine months ended September 30, 2011.

Operating Expenses: During the nine months ended September 30, 2012, the Company realized reduced general and administrative expenses of approximately $131,000 or approximately 20% compared to the nine months ended September 30, 2011, primarily attributable to reduced auditing fees ($237,000), offset largely by increased salaries and director fees ($58,000), legal fees ($14,000) and travel ($29,000).

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

Liquidity and Capital Resources

             The Company has not been able to generate sufficient net cash inflows from operations to sustain its business efforts and accommodate its growth plans. During the nine months ended September 30, 2012, the Company received cash advances from two executive officers of $91,200 and $13,260, respectively with no specific repayment terms. And two officers paid expenses on behalf of the Company for an amount of $12,569 and $6,445, respectively. In addition, the Company repaid $8,703 to one officer by issuing common stock of 290,099 shares and repaid $24,730 to another officer in cash. During the nine months in 2011, the company received cash advances from two officers for the amount of $106,500 and $2,000. Another $25,000 in cash was provided by a key officer subsequent to September 30, 2012. The company repaid $2,000 to one officer. Also, during 2012, the Company received $25,000 in cash from issuance of 1,000,000 shares of common stock. Management and board members are continuing to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are ineffective at the end of the period covered by this report.

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

On or about May 8, 2012, the Company received a complaint from a certain former employee seeking collection of his charges as a distributor and as an employee in the amount of $409,525, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and intends to offset for certain expenditures made by the Company caused by employee. The Company has already recognized $37,500 as a liability at September 30, 2012.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the month ended February 2012, 1,000,000 shares of common stock were issued in a private placement to two individual investors for $25,000 in cash.

These shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated hereunder.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
31.2	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
32.1	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
32.2	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO MASK, INC.

Date: November 14, 2012	By:	/s/ Edward Suydam
Edward Suydam, Chief Executive Officer

	By:	/s/ Michael J. Marx
Michael J. Marx, Chief Financial Officer