Form 10-K
period 2012-12-31
Nano Mask, Inc.
filed 2013-03-28
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

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
(Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑ No ☐ (2) Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

At March 26, 2013, there were outstanding 98,695,444 shares of the Registrant's Common Stock, $.001 par value.

State the Registrant's revenues for the December 31, 2012 fiscal year: $454,513.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $1,590,137, based on the average bid and ask price of the Registrant's stock on March 26, 2013 of $0.028 per share and shares held by non-affiliates. The Registrant's common stock is quoted on the OTC Markets Group website under the symbol "NANM.QB".

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

We are a healthcare product development and distribution company providing emergency and critical care and infection control products to a variety of market segments within the health care industry. The Company has evolved from a specialty filter products Company that developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems into a Company providing innovative infection prevention products and solutions. Such products now include a proprietary line of enzymatic detergents under the trademark “Nano-Zyme™,” which offer a bacteria free, non-hazardous alternative for safely pre-soaking and cleaning medical instruments during instrument reprocessing. While our other innovative line offers antimicrobial performance based Hospital Fabrics and Textiles designed to inhibit the growth of virus, fungi and bacteria causing hospital acquired infections (HAIs) on both healthcare apparel and textiles. These products have been developed by partnering with innovative technology companies. Largely, the evolution to this broader spectrum of products only began in 2010.

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

With the rising incidence of hospital acquired infections there has been an unparalleled surge in demand for infection prevention products over the last decade. With global sales of HAI-related infection control devices and products reaching $10.3 billion with approximately US $4.3 Billion of that revenue in the US, it is expected that by 2016 sales of HAI related infection control products will reach in excess of $18.3 Billion globally with $8.4 Billion being reached in the US. Moreover, of all the infection control items expected to be sold annually by 2016, infection prevention products will witness the highest rate of growth, in particular medical fabrics and textiles which are expected to draw in revenues in excess of $2.1 Billion within the US and $4.5 Billion globally. With soft surfaces representing 90 percent of the patient healthcare environment: privacy curtains, lab coats, scrubs, gowns, bed linens, blankets and additional barrier products, Nano Mask’s suite of antimicrobial apparel and textiles are well positioned to become a vital component in any hospital; bacteria-reduction strategy both domestically and globally.

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

Need for any government approval of principal products or services

The Company does not intend to submit a FDA 510(k) application in the near future.

Since we use third-party manufacturers to produce our products, we are not required to register as a manufacturer on an annual basis with the FDA. On the other hand, were we to use a domestic third-party manufacturer, such manufacturers would be subject to FDA inspections.

Research and Development

Our research and development expenditures for the last two years were as follows:
- 2012 $ 3,379
- 2011 $ 3,500

These costs are prototype development costs associated with the new products such as materials, supplies, consulting fees, filing fees, etc.

Costs and effects of compliance with environmental laws

We are not aware of any cost or effect of compliance with environmental laws.

Employees

As of March 26, 2013, we are employing three full-time and two part-time employees.

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

We are dependent on proprietary know-how.

Our competitors may develop or market technologies that are more effective or more commercially attractive than ours. Our manufacturing know-how as to mixing, coating and cross-linking may be able to be duplicated, even if it is difficult to do so. There is no assurance that, should we apply for intellectual property protection for our intellectual property, we would be able to obtain such protection.

We also rely on trade secret protection to protect our interests in proprietary know-how and for processes for which patents are difficult to obtain or enforce. We may not be able to protect our trade secrets adequately. In addition, we rely on non-disclosure and confidentiality agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. These agreements may be breached and we may not have adequate remedies for any breach. Moreover, others may independently develop equivalent proprietary information, and third parties may otherwise gain access to our trade secrets and proprietary knowledge. Any disclosure of confidential data into the public domain or to third parties could allow competitors to learn our trade secrets and use the information in competition against us.

Despite our efforts to protect our proprietary rights, there is no assurance that such protections will preclude our competitors from developing and/or marketing similar products. While we are not aware of any third party intellectual property that would materially affect our business, our failure or inability to obtain patents and protect our proprietary information could result in our business being adversely affected.

Our products risk exposure to product liability claims.

If successful in developing, testing and commercializing our products, we will be exposed to potential product liability risks, which are inherent in the testing, manufacturing and marketing of such products. It is likely we will be contractually obligated, under any distribution agreements that we enter into to indemnify the individuals and/or entities that distribute our products against claims relating to the manufacture and sale of products distributed by such distribution partners. This indemnification liability, as well as direct liability to consumers for any defects in the products sold, could expose us to substantial risks and losses. There can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. As we begin to sell and distribute our new line of proprietary products, we intend to increase the limits of our product liability insurance. A successful product liability claim or series of claims brought against us could result in judgments, fines, damages and liabilities that could have a material adverse effect on our business, financial condition and results of operations. We may incur significant expense investigating and defending these claims, even if they do not result in liability. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on key personnel.

We believe that our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that that may be hired in the future may have a material and adverse effect on our business.

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

Nano Mask, Inc. has incurred significant losses, which have resulted in an accumulated deficit of $23,579,651 at December 31, 2012. In addition, current economic factors may have an adverse effect for the foreseeable future on the Company’s ability to raise additional capital and conduct its operations profitably. Because of these continued losses and our accumulated deficit under current economic conditions, we have included disclosure about uncertainty as to our ability to continue as a going concern in Note 2 to our financial statements included in this report. This going concern uncertainty could adversely affect our ability to obtain favorable financing terms in the future or to obtain any additional financing if needed. Management cannot be certain of its ability to create additional revenues, obtain additional equity financing, or execute its long-term business plan.

A continuing recession in the U.S. and general downturn in the global economy may generate an adverse impact on our business, operating results or financial position.

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

Our common stock presently trades Over-The-Counter with the symbol “NANM.QB”. We cannot assure you, however, that such market will continue or that you will be able to liquidate your shares acquired at the price you paid or otherwise. We cannot assure you that any other market will be established in the future. The price of our common stock may be highly volatile and your liquidity may be adversely affected in the future.

Risks Related to the Common Stock

Our stock price may be volatile, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

-	technological innovations or new products and services by us to our competitors;
-	additions or departures of key personnel;
-	sales of our common stock, particularly under any registration statement for the purposes of selling any other securities, including management shares;
-	our ability to execute our business plan;
-	operating results that fall below expectations;
-	loss of any strategic relationship;
-	industry developments;
-	economic and other external factors; and
-	period to period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

We are subject to penny stock rules which will make the shares of our common stock more difficult to sell.

We are subject to the Securities and Exchange Commission’s “penny stock” rules since our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a per share price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

There is, at present, only a limited market for our common stock and we cannot ensure investors that an active market for our common stock will ever develop or be sustained.

Our shares of common stock are thinly traded. Due to the illiquidity, the market price may not accurately reflect our relative value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business. In addition, our common stock currently trades on the OTCQB Markets Group, which generally lacks the liquidity, research coverage and institutional investor following of a national securities exchange like the NYSE Amex, the New York Stock Exchange or the Nasdaq Stock Market. While we intend to list our common stock on a national securities exchange once we satisfy the initial listing standards for such an exchange, we currently do not, and may not ever, satisfy such initial listing standards.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price of our common stock.

In addition, if our shareholders sell substantial amounts of our common stock in the public market, upon the expiration of any statutory holding period under Rule 144, upon the expiration of lock-up periods applicable to outstanding shares, or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We do not expect to pay dividends in the future. As a result, any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investment in our common stock will only occur if our stock price appreciates.

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

On or about May 8, 2012, the Company received a complaint from a certain former employee seeking collection of his charges as a distributor and as an employee in the amount of $409,525, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and intends to offset for certain expenditures made by the Company caused by this employee. The Company has already recognized $37,500 as a liability at March 19, 2013.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 26, 2013, we had approximately 2,000 shareholders. We have not paid cash dividends on our common stock. We anticipate that for the foreseeable future, any earnings will be retained for use in our business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of our Board of Directors and will depend upon our growth, profitability, financial condition and other relevant factors.

Our common stock is now quoted on the OTC Markets Group website under the symbol “NANM.QB”. The following table sets forth, for the respective periods indicated, the prices of our common stock in the over the counter market as reported by the OTCQB for the periods for which this report is being filed. Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions.

Fiscal Year 2012	High Bid	Low Bid

Quarter ended 12/31/12	$0.03	$0.003
Quarter ended 9/30/12	$0.04	$0.025
Quarter ended 6/30/12	$0.052	$0.021
Quarter ended 3/31/12	$0.063	$0.025

Fiscal Year 2011	High Bid	Low Bid

Quarter ended 12/31/11	$0.065	$0.025
Quarter ended 9/30/11	$0.06	$0.021
Quarter ended 6/30/11	$0.034	$0.017
Quarter ended 3/31/11	$0.06	$0.0255

During fiscal 2012, we sold 3,600,000 shares for $51,000 cash in private placements to four individual investors. The shares were sold pursuant to subscription documents between the Company and each investor. We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act because the securities were sold to accredited investors in a transaction not involving a public offering.

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

Overview

We are a healthcare product development and distribution company providing emergency and critical care and infection control products to a variety of market segments within the healthcare industry. We also have been a distributor of a blood clotting device for surgery, trauma and burn wound management. In addition, since we have limited financial resources, we have elected to postpone any further development or significant marketing of our products, except for the SilverCare Plus™ products and Nano Zyme™ products until adequate resources are available.

Since inception, we have been involved primarily in the development of our technologies, and most recently, the marketing of the various technologies to a limited extent. During this time, revenues have not been adequate to cover operating expenses. Accordingly, we have reported a loss in each of our years of existence. To date, we have funded our operations primarily by way of a series of private equity placements and through loan proceeds granted to the Company. We have begun sales of our SilverCare Plus™ and Nano Zyme™ products. These efforts are being realized by virtue of such sales tripling in 2012 over those in all of 2011.

Results of Operations for the year ended December 31, 2012 compared to December 31, 2011

Revenues: We generated total revenues of $454,513 during fiscal 2012 compared with $97,997 in 2011. Sales were largely comprised of anti-bacterial and anti-viral SilverCare Plus™ products (97.1%) and Nano Zyme™ products (2.9%). The Company was a product development company until 2011, when sales of new products were begun. We anticipate a significant increase in sales during fiscal 2013 based on contracts and commitments to date.

Cost of Sales: Our cost of sales in fiscal 2012 was $328,032 to yield a gross profit margin of approximately 28%. Our cost of sales in 2011 was $80,330 to yield a gross profit margin of 18%. Successful cost reductions in our purchasing the raw material and in the production process have improved our gross margins by approximately 10%.

Selling, General and Administrative (SG&A) Expenses: SG&A expenses for 2012 as compared to 2011 decreased by approximately $9,000 or 1%, primarily due to an unusually high $300,000 in 2011 auditing fees to bring the Company current in its SEC filings which reflected four years of filings offset largely by compensation and travel increases during 2012.

Other Income: For fiscal 2012, we reported other expense of $26,314 consisting primarily of interest expense exceeding gains from settlement of outstanding liabilities. For 2011, we reported other income of $335,448 consisting primarily of a gain on settlement outstanding liabilities offset marginally by interest expense.

Depreciation and Amortization: During 2012, $498 was recognized as depreciation expense, compared with $312 recorded in 2011.

Research and Development (R&D) Costs: R & D expenditures for the years ended December 31, 2012 and 2011 were very similar, $3,379 and $3,500, respectively. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Net Loss: We experienced a net loss of $831,119 for fiscal 2012 compared to a net loss of $580,162 in the prior year. The decrease in net loss in fiscal 2011 was primarily due to the recognition of gain on the settlement of outstanding liabilities described above.

Liquidity and Capital Resources

We have not been able to generate sufficient net cash inflows from operations to sustain our business efforts as well as to accommodate our growth plans. Cash used in our operating activities for the years ended December 31, 2012 and 2011 was funded primarily by the sale of common stock for cash or from the issuance of short term notes payable. During 2012, 3,600,000 shares were issued for the $51,000 cash received in private placement offerings from four individual investors. 1,400,000 shares were issued in 2011 for $35,000 cash received in a private placement offering from four individual investors. A short term loan of $25,000 was secured in 2011 as well.

Cash Flows from Operating Activities: The cash outflow totaled $226,252 in 2012 compared to a cash outflow of $114,106 in 2011, primarily due to increased salaries in 2012 offset, in large part, by high auditing expenses in 2011.

Cash Flows from Investing Activities: No cash was used in investing activities during 2012, but totaled $4,700 in the prior year for the purchase of equipment.

Cash Flows from Financing Activities: Cash flows from financing activities in fiscal 2012 totaled $174,157 compared to $177,500 in 2011. The Company obtained advances from executive officers amounting to $125,700 in 2012 compared to $117,500 in 2011.

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

In 2004, we adopted a stock option and award plan (the "Plan") under which options to acquire our common stock or bonus stock may be granted from time to time to employees, including officers and directors and/or subsidiaries. On December 27 2012, the Board of Directors unanimously dissolved the Plan, thereby making available for issuance 1,021,000 shares that had previously been restricted to issuance under the Plan.

At the filing date of this report, we do not believe that we currently have sufficient capital to sustain our business efforts for the next twelve months. Accordingly, we will need to raise additional capital during 2013 to sustain operations. These funds will be required to sustain our development and marketing efforts to sell our SilverCare Plus™ Products and Nano Zyme™ products. We will then need working capital to maintain our operations once the product sales are initiated. We are also working on operating expenses, to the extent possible, by reducing overhead costs, in order to conserve our available cash pending sales of the new products mentioned above. We are particularly concentrating our efforts in reducing third-party manufacturing costs. Our management and board members continue to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

Consequently, our ability to continue as a going concern may be dependent upon the success of our new business plan which, as explained above, includes a) generating sales of the new products noted above, b) continuing efforts to increase our product sales internationally through our broad network of distributors, and c) obtaining additional equity or debt financing. We do not know if such additional capital will be available or available on terms acceptable to us. We do not know if we will sustain operations long enough to generate revenues, to obtain additional equity or debt financing or otherwise execute our long-term business plans. Accordingly, for these and other reasons, in their report on our 2012 financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern.

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

For the period ended December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness in the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-K, our disclosure controls and procedures were not effective.

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

Based on the identification of the weaknesses, our management has concluded that, as of the end of the period covered by this report on Form 10-K, our disclosure controls and procedures were not effective. Also, based upon that evaluation, our principal executive and financial officers have concluded that our company’s controls and procedures over financial reporting are inadequate at the end of the period covered by this report. To overcome these weaknesses, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data to our independent auditors in connection with the preparation of this annual report. Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to our current and past directors and executive officers is presented below:

Name	Age	Position	Periods Held From and To
Edward Suydam	55	Chief Executive Officer: Director	March, 2010 – Present
Michael J. Marx	68	Chief Financial Officer; Director	December, 2009 – Present
Marc Kahn	57	Chief Medical Officer; Director	June, 2009 – Present
David J. Willoughby	50	Vice President, Marketing & Sales; Director	July, 2011 – Present
Vicki L. Aksland	46	Director	July, 2011 – Present
Mark Cox	48	Director	February, 2010 – September, 2012
Hassan Bennani	47	Director	January 1, 2013 – Present

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

Mark R. Cox was appointed as a Director in February, 2010. Mr. Cox is president and co-founder of AlvaMed LLC, a medical device consulting company, since November 2002. Prior to that, from November 2001 until November 2002, he was founder and president of Fast Product, a consulting company assisting with the development of new products and businesses. From January 1992 until November 2001, Mr. Cox served in several capacities at Arthur D. Little, Inc., including Senior Manager of Product Technology Practice (January 1992 – January 1998), Director of Business Development for Epyx Corporation (now Nuvera) (January 1998 – January 1999), and Project Manager of the Arthur D. Little Technology Investment Board as well as Director of Arthur D. Little Enterprises from January 1999 – November 2001. Mr. Cox’s experience with new technology and technology companies includes technical evaluation, general business development and networking, selection of investment opportunities, market assessment, product development, intellectual property review and sales presentations. Mr. Cox earned a Bachelor of Engineering degree in Materials Science, Imperial College of Science and Technology, London 1987 and a Masters in Materials Engineering, Massachusetts Institute of Technology 1990. Mark resigned effective September 30, 2012.

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

Hassan Bennani, MD, was appointed as a Director effective January 1, 2013. Dr. Bennani, MD, is the co-founder and CEO of KellBenx, Incorporated, a closely held Long Island, NY based biotechnology company focused on women's healthcare, concentrating on the development of a patented breakthrough non-invasive prenatal diagnostic (NIPD) for analyzing genetic disorders and a patent pending breakthrough test to determine a woman's risk of preterm delivery. Dr. Bennani was previously the head of business development at Lenetix, a women's health focused lab acquired by Bio-Reference Laboratories. Prior to that, Dr. Bennani was a Vice President of Sales and Marketing for Adeza Biomedical Corporation, which was acquired by Hologic.

Our current directors, Edward Suydam, Michael Marx, Marc Kahn, David Willoughby and Vicki Aksland serve the Company in various capacities and, therefore, are not deemed to be independent. Director Mark Cox was not an officer or employee and, therefore, may be deemed independent. Dr. Bennani, newly appointed, is not an officer or employee and, therefore, may also be deemed independent.

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

The board of directors met four times via telephone during 2012.

Committees of the Board of Directors

We are not obligated to have an audit committee nor to comply with any requirements for its composition should we have one. Our Board of Directors maintains an Audit and Compensation Committee. Michael J. Marx and Marc Kahn, neither of whom is independent of management, comprise this Committee. Michael J. Marx serves as Chairman. The Board of Directors decides on the recommendations made by the Audit and Compensation Committee.

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

Components of Executive Compensation for 2012 and 2011

Our executive employment agreements for 2012 and 2011 provided that employees would be compensated by salary, with potential bonuses that could include cash and equity components. Salaries were determined by negotiation between the Company and the particular executive based on each individual’s qualifications and relevant experience and the Compensation Committee’s and board’s best business judgment. While each of the agreements had a general description of the employee’s responsibilities associated with his/her title and/or position, the agreements did not include specific written performance objectives for the individual or the Company.

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

The following Summary Compensation Table sets forth the aggregate compensation paid or accrued by the Company to the executive officers, (the “Named Executive Officers”) as of December 31, 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (2)	Total ($)

Edward Suydam, CEO	2012	$150,000	$75,000	$5,769	$230,769
	2011	$150,000	$15,000	$16,186	$181,186

Michael J. Marx, Chief Financial Officer	2012	$80,000	$40,000	$3,077	$123,077
	2011	$80,000	$6,667	$6,154	$92,821

Marc Kahn, Chief Medical Officer	2012	$80,000	$40,000	$3,077	$123,077
	2011	$80,000	$6,667	$9,231	$95,898

David Willoughby, VP Marketing & Sales (1)	2012	$100,000	$50,000	$3,846	$153,846
	2011	$50,000	$11,133	$1,923	$63,056

(1) Mr. Willoughby was appointed July 1, 2011. He was also awarded a signing bonus of 100,000 shares of the Company’s restricted common stock.
(2) Represents accrued vacation pay at December 31, 2012 and 2011

DIRECTOR COMPENSATION

The following table sets forth the aggregate compensation paid or accrued by the Company to the Directors for the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash (In $)	Stock Awards (In $)	Option Awards (In $)	Non-Equity Incentive Plan Compensation (In $)	Non- Qualified Deferred Compensation Earnings (In $)	All Other Compensation (In $)	Total (In $)
Edward Suydam	-	-	-	-	-	-	-
Michael J. Marx	-	-	-	-	-	-	-
Marc Kahn	-	-	-	-	-	-	-
Vicki Aksland	$15,000	-	-	-	-	-	$15,000
Mark Cox	$11,250	-	-	-	-	-	$11,250

All directors are reimbursed for all travel related expenses incurred in connection with their activities as directors. Those directors also serving as officers have agreed to forego annual director compensation. Each director receives $15,000 per year as a fee for their service as directors.

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

The following tables provide information, as of March 19, 2013, about the beneficial ownership of our common stock by those known to own more than 5% of the Company’s common stock as well as the beneficial ownership of our directors and executive officers. The percentage of beneficial ownership for the following table is based on 98,695,444 shares of our common stock issued and outstanding:

Title of Class	Name and Address	Number of Shares	% of Class

Common	Josiah T. Austin 12626 Turkey Creek Road Pearce, AZ 85625	11,426,839	11.58%

Securities Ownership of Officers and Directors

Title of Class	Name and Title	Number of Shares	% of Class

Common	Edward Suydam Chief Executive Officer	11,028,089	11.18%

Common	Michael J. Marx Chief Financial Officer	8,223,200	8.33%

Common	Marc Kahn Chief Medical Officer	17,510,417	17.74%

Common	David Willoughby Vice President, Marketing & Sales	4,087,042	4.14%

Common	Vicki Aksland Director	1,056,109	1.07%

	Total (5 persons)	41,904,857	42.46%

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

As of December 31, 2012, 1,479,000 shares of our common stock have been issued pursuant to the Plan for the services of various individuals. The 1,479,000 shares (issued during 2004) were recorded at the fair market value of the shares on the date of issuance, which was $0.45 per share for a total of $665,550. As of December 31, 2011, there was no deferred compensation and all capitalized patent and acquired technology costs had been written off. On December 27, 2012 On December 27 2012, the Board of Directors unanimously dissolved the Plan, thereby making available for issuance 1,021,000 shares that had previously been restricted to issuance under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following related party transactions occurred during the years ended December 31, 2012 and 2011 which are required to be disclosed pursuant to Item 404 of Regulation S-K.

Stock Issuances to Related Parties

Name and Principal Position	Year	Compensation in Common Shares	Loan Conversions, Expense Reimbursements and Cash Proceeds (2)	Total Common Shares Issued

Edward Suydam,	2012	3,914,873	-	3,914,873
Chief Executive Officer	2011	5,807,537	-	5,807,537

Michael J. Marx,	2012	2,876,880	1,147,893	4,024,773
Chief Financial Officer	2011	3,097,629	377,412	3,475,041

Marc Kahn,	2012	2,943,770	2,400,000	5,343,770
Chief Medical Officer	2011	3,079,629	3,266,477	6,346,106

David Willoughby,	2012	3,090,263	-	3,090,263
Vice President, Marketing & Sales (2)	2011	681,395	-	681,395

Mark Cox,	2012	204,300	-	204,300
Director (3)	2011	581,395	1,556,521	2,137,916

Vicki Aksland,	2012	562,767	-	562,767
Director	2011	87,209	-	87,209

(1) Mr. Willoughby was appointed July 1, 2011.
(2) Includes 400,000 shares issued to M Kahn in 2011 for his $10,000 in cash proceeds.
(3) Mr. Cox resigned effective September 30, 2012.

Director Mark Cox was deemed to be independent. Hassan Bennani was appointed January 1, 2013 and is deemed to be independent. Director Vicki Aksland performs consulting services as requested and may not be deemed independent. All of the other directors serve as officers and are not considered independent.

ITEM 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Information required by Item 9(c) of Schedule 14A

(1)
Audit Fees - The aggregate fees billed or estimated and expected to be billed for professional services rendered by our registered public accounting firm, MaloneBailey, LLP, (“MB”) for the audit of our annual financial statements and review of our quarterly financial statements for fiscal year 2012 was approximately $30,000 and $30,000 for fiscal year 2011.

(2)	Audit-Related Fees – The aggregate fees billed for professional audit-related services rendered by MB during fiscal year 2012 and 2011 were both $0.
(3)	Tax Fees – None
(4)	All Other Fees -- None

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

*Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, March 27, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO MASK, INC.

March 26, 2013	By:	/s/ Edward Suydam
Edward Suydam,
Chief Executive Officer (Principal Executive Officer) and Director

March 26, 2013
	By :	/s/ Michael J. Marx
Michael J. Marx,
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signature	Title	Date

/s/ Edward Suydam	Chief Executive Officer and Director	March 26, 2013
/s/ Michael J. Marx	Chief Financial Officer and Director	March 26, 2013
/s/ Marc Kahn	Chief Medical Officer and Director	March 26 2013
/s/ David J. Willoughby	Vice President, Marketing & Sales and Director	March 26, 2013
/s/ Vicki L. Aksland	Director	March 26, 2013
/s/ Hassan Bennani	Director	March 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nano Mask, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Nano Mask, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, its financial position as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred a series of net losses resulting in negative working capital as of December 31, 2012. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
MaloneBailey, LLP
Houston, Texas

March 26, 2013

NANO MASK, INC.
Balance Sheets
December 31, 2012 and 2011

ASSETS
	2012	2011
CURRENT ASSETS
Cash	$9,409	$61,504
Accounts receivable, net	-	422
Prepaid expenses	-	18,000
Inventory, net	42,165	14,457

Total current assets	51,574	94,383

FIXED ASSETS
Equipment	973	5,673
Accumulated depreciation	(519)	(490)
	454	5,183
OTHER ASSETS
Non-performing assets	4,230	-

Total assets	$56,258	$99,566

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Customer advances	$12,545	$150,517
Accounts payable	449,331	457,452
Accounts payable – related party	10,380	8,703
Advances from related party	207,200	91,500
Accrued expenses	687,336	385,718
Notes payable	521,157	497,727
Note payable - related party	25,000	25,000

Total current liabilities	1,912,949	1,616,617

LONG-TERM DEBT
Note payable	-	23,430

Total liabilities	1,912,949	1,640,047

STOCKHOLDERS' DEFICIT
Common stock, $.001 par, 100,000,000 shares authorized;
98,695,444 outstanding in 2012 and 80,249,698 outstanding in 2011	98,695	80,250
Additional paid-in capital	21,624,265	21,127,801
Accumulated deficit	(23,579,651)	(22,748,532)

Total stockholders’ deficit	(1,856,691)	(1,540,481)

Total liabilities and stockholders’ deficit	$56,258	$99,566

The accompanying notes are an integral part of these financial statements

NANO MASK, INC.
Statements of Operations
For the years ended December 31, 2012 and 2011

	2012	2011

NET SALES	$454,513	$97,997

COSTS AND EXPENSES
Cost of Sales	328,032	80,330
Research and development	3,379	3,500
Selling, general and administrative	920,298	929,777
Provision for inventory obsolescence	7,609	-

LOSS FROM OPERATIONS	(804,805)	(915,610)

OTHER INCOME (EXPENSE)
Interest expense	(43,598)	(37,501)
Gain on settlement of vendor liabilities and other	17,284	372,949

Total other income (expense)	(26,314)	335,448

NET LOSS	$(831,119)	$(580,162)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	89,129,500	70,600,549

The accompanying notes are an integral part of these financial statements

NANO MASK, INC.
Statements of Stockholders' Deficit
For the Years Ended December 31, 2012 and 2011

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Dollars	paid in capital	deficit	Deficit
Balances, December 31, 2010	57,979,351	57,979	20,427,452	(22,168,370)	(1,682,939)
Common stock issued for cash	1,400,000	1,400	33,600		35,000
Common stock issued for settlement of accounts payable	1,900,000	1,900	82,400		84,300
Common stock issued for settlement of related party accounts payable	1,556,521	1,557	34,243		35,800
Common stock issued for advances from related parties	2,866,477	2,866	90,634		93,500
Common stock issued for services	14,018,198	14,019	447,831		461,850
Common stock issued for reimbursed expenses	529,151	529	11,641		12,170
Net loss	-	-	-	(580,162)	(580,162)
Balances, December 31, 2011	80,249,698	$80,250	$21,127,801	$(22,748,532)	$(1,540,481)
Common stock issued for cash	3,600,000	3,600	47,400		51,000
Common stock issued for settlement of accounts payable and accrued liabilities	5,085,671	5,085	164,778		169,863
Common stock issued for settlement of related party accounts payable	290,099	290	8,413		8,703
Common stock issued for advances from related parties	400,000	400	3,600		4,000
Common stock issued for services	8,812,182	8,812	266,086		274,898
Common stock issued for reimbursed expenses	257,794	258	6,187		6,445
Net loss	-	-	-	(831,119)	(831,119)
Balances, December 31, 2012	98,645,444	$98,695	$21,624,265	$(23,579,651)	$(1,856,691)

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(831,119)	$(580,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	498	312
Provision for inventory obsolescence	7,609	-
Common stock issued for services rendered	274,898	461,850
Common stock issued for company expenses incurred	6,445	12,170
Gain on settlement of vendor liabilities	(17,284)	(372,949)
Changes in operating assets and liabilities:
Accounts receivable, net	422	(422)
Refund receivable	-	2,500
Prepaid expenses and other	14,543	(17,429)
Inventory	(35,317)	(36)
Customer advances	(137,972)	150,517
Accounts payable	25,279	193,835
Accrued expenses	465,746	35,708

Net cash provided by (used in) operating activities	(226,252)	(114,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(4,700)
Cash used in investing activities	-	(4,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances of related parties	119,700	117,500
Repayment of advances from related party	-	-
Proceeds from issuance of related party short-term note payable	-	25,000
Proceeds from issuance of short-term note payable	5,149	-
Repayments of short-term note payable	(1,692)	-
Proceeds from the issuance of common shares	51,000	35,000

Net cash provided by financing activities	174,157	177,500

NET INCREASE (DECREASE) IN CASH	(52,095)	58,694

CASH, BEGINNING OF YEAR	61,504	2,810

CASH, END OF YEAR	$9,409	$61,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$311	$-
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of note payable due to a reduction in prepaid insurance	$3,457	$-
Common stock issued for settlement of accounts payable and accrued liabilities	169,863	120,100
Common stock issued for settlement of related party advances	4,000	93,500
Property reclassified to other assets	4,230	-
Common stock issued for settlement of related party accounts payable	8,703	-
Note payable reclassified from long-term note to short-term note	23,430	-

The accompanying notes are an integral part of these financial statements.

NANO MASK, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Inventory. Inventory is carried at the lower of cost (determined on a first-in, first-out basis) or market. Obsolete or abandoned inventories (if any) are charged to operations in the period that it is determined that the items are no longer viable sales products. As of December 31, 2012 and 2011, respectively, the Company has provided allowances of $87,595 and $79,986 for slow moving and obsolete inventory.

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

NANO MASK, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Income taxes. We provide for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income during the period such determination is made. The Company has recorded full valuation allowances as of December 31, 2012 and 2011.

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

NOTE 2: GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has historically incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at December 31, 2012. In addition, at December 31, 2012, the Company has a working capital deficiency of $1,861,375. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NANO MASK, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 3: NOTES PAYABLE

The Company maintains various unsecured short term notes payable totaling $521,157 at December 31, 2012 ($497,727 at December 31, 2011), $497,727 of which are in default and bear annual interest at 6% to 8%, or the prime rate plus 2%, currently 5.5%.

A significant shareholder loaned the Company $25,000 with interest at prime, plus 2%, payable in six months from February 22, 2011.

At December 31, 2012, all notes payable continue to bear interest according to their original terms.

$412,140 of the above short term notes payable represent various loans payable to Applied Nanoscience, Inc. (Note 6, Litigation), net of the Company’s right of offset in the amount of $41,360 against the $453,500 face amount of the notes payable for monies the Company expended on behalf of Applied Nanoscience, Inc.

Interest expense for 2012 totaled $43,598 of which $311in interest payments were paid during the year. This compares with $37,501 interest expense incurred during 2011 for which no cash interest payments have been made during the year.

NOTE 4: SHARE-BASED TRANSACTIONS

Restricted shares. The following table summarizes the restricted share issuances during the years ended December 31, 2012 and 2011:

Summary of Stock Issuances during the Years ended December 31, 2012 and 2011
	Settlement of Accounts Payable and Accrued Liabilities			Settlement of Advances and Payables -Related Party			Compensation and Expenses		Cash from Offerings
Year Ended Dec. 31,	Common Shares	Fair Value	Carrying Value of Payables	Common Shares	Fair Value	Carrying Value of Related Advances	Common Shares	Fair Value	Common Shares	Fair Value	Cash Proceeds
2012	5,085,671	$169,863	$172,228	690,099	$12,703	$12,703	9,069,976	$281,343	3,600,000	$51,000	$51,000

2011	1,900,000	$84,300	$436,375	4,422,998	$129,300	$129,300	14,547,349	$474,020	1,400,000	$35,000	$35,000

For the year ended December 31, 2012, the Company issued 5,085,671 shares with a fair value of $169,863 to settle unrelated party accounts payable and prior period accrued payroll liabilities. An additional gain of $14,919 was generated by writing off payables due to the expiration of the statute of limitations. Further, the Company issued 690,099 shares with a fair value of $12,703 to settle advances and payables to related party with the same amount of carrying value.

NANO MASK, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

During the year ended December 31, 2011, the Company issued 1,900,000 shares with a fair value of $ 84,300 to settle $ 436,375 unrelated party accounts payable. Due to the fair value of the common shares being less than the carrying value of the related payables, the Company recognized a gain of $352,075 on settlement of payables during 2011. An additional gain of $20,874 was generated by writing off payables due to the expiration of the statute of limitations. Further, the Company issued 4,422,998 shares with a fair value of $129,300 to settle advances and payables to related party with the same amount of carrying value.

Finally, during 2012 a total of 9,069,976 shares were issued with a fair value of $281,343 for services and operating expenses reimbursed during the year. During 2011, a total of 14,547,349 shares were issued with a fair value of $474,020 for services and operating expenses reimbursed during the year.

During 2012, the Company received $51,000 in cash proceeds from four individual investors in a private placement and issued 3,600,000 shares of common stock. During 2011, the Company received $35,000 in cash proceeds from four individual investors in a private placement and issued 1,400,000 shares of common stock.

Warrants. 4,420,834 warrants were issued during 2009, each having a two-year term with an exercise price of $0.50 per share, until various expiration dates in 2011. The terms of the warrants did not obligate the Company to register shares of common stock, nor did they obligate the Company to settle in cash or other assets. Accordingly, no liability was recorded for the outstanding warrants. No warrants were exercised subsequent to their issuance and there are no warrants outstanding at December 31, 2012. No further warrants were issued in 2012 or 2011.

Stock options. In 2004, the Company adopted a formal stock option and award plan (the "Plan") under which options to acquire the Company’s common stock or bonus stock may be granted from time to time to employees, including officers and directors. In addition, at the discretion of the board of directors or other administrator of the Plan, options to acquire common stock or bonus stock may from time to time be granted under the Plan to other individuals who may contribute to the Company’s success but who are not employees. A total of 2,500,000 shares of common stock may be subject to, or issued pursuant to, options or stock awards granted under the terms of the Plan. As of December 31, 2012 and 2011, 1,479,000 shares of common stock had been issued pursuant to the Plan for the services of various individuals. All related compensation expense has been recognized in years prior to 2011. While there were still 1,021,000 common shares available for future issuance, the Board of Directors approved the dissolution of the Plan as of December 27, 2012.

NANO MASK, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

A summary of the status of our outstanding stock options at December 31, 2012 and December 31, 2011 and the related changes during the periods then ended is presented below:

	December 31, 2012				December 31, 2011
	Shares	Weighted-Average Exercise Price	Weighted – Average Remaining Life (Years)	Aggregate Intrinsic Value	Shares	Weighted-Average Exercise Price	Weighted – Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding beginning of period	250,000	$0.76	2.07	-	250,000	$0.76	3.07	-
Granted	-	-		-	-	-		-
Expired/Cancelled	-	-		-	-	-		-
Exercised	-	-		-	-	-		-
Outstanding end of period	250,000	$0.76	1.07	-	250,000	$0.76	2.07	-
Exercisable	250,000	$0.76	1.07	-	250,000	$0.76	2.07	-

NOTE 5: INCOME TAX

At December 31, 2012, the Company had net operating loss carry-forwards of approximately $13,838,068 that may be used to offset future taxable income. These operating loss carry-forwards expire in the years 2012 through 2030. However, the Company may be limited in its ability to fully utilize its net operating loss carry-forwards and realize any benefits in the event of certain ownership changes described in Internal Revenue Code Section 382.

No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carry-forwards that would result in a deferred tax asset of approximately $4,704,943 is effectively offset by a 100% valuation allowance primarily because of significant uncertainty as to the Company’s ability to continue as a going concern (Note 2, Going Concern). Details of the reason there is no income tax benefit such as would ordinarily be computed at federal statutory rates of approximately 34% are as follows:

	2012	2011
Income tax benefit at statutory rate	$282,580	$197,255
Timing differences between book and tax depreciation	(154)	1,492
Timing differences in inventory obsolescence recognition	(2,587)	-
Expiration of net operating loss carry-backs	(271,209)	-
Non-deductible expenses from common stock issued for services rendered	(93,466)	(157,029)
	(84,836)	41,718
Change in valuation allowance	84,836	(41,718)
	$-	$-

NANO MASK, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Deferred tax assets are comprised of the following at December 31, 2012 and 2011:

	2012	2011
Operating loss carry forwards	$4,704,943	$4,789,779
Less valuation allowance	(4,704,943)	(4,789,779)
Net deferred tax assets	$-	$-

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

On March 5 2012, the Company received a complaint from a certain attorney seeking collection of his invoices in the amount of $167,167, plus interest and litigation expenses. The Company does not believe the claim has any merit and will respond to the complaint within the appointed time. The Company has already recognized $15,763 as a liability at March 26, 2013.

On or about May 8, 2012, the Company received a complaint from a certain former employee seeking collection of his charges as a distributor and as an employee in the amount of $409,525, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and intends to offset for certain expenditures made by the Company caused by this employee. The Company has already recognized $37,500 as a liability at March 26, 2013.

Employment agreements. At December 31, 2012, the Company has current employment agreements with certain officers with a remaining commitment of approximately $342,250, which has not yet been paid during the first quarter of 2013.

NANO MASK, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 7: OTHER TRANSACTIONS

Related party transactions.

Advances from related parties are summarized as follows:

Balance, January 1, 2011	$67,500
2011 advances	117,500
Repayments	(93,500)
Balance, December 31, 2011	91,500
2012 advances	119,700
Repayments	(4,000)
Balance, December 31, 2012	$207,200

The Company received $119,700 in cash advances from a key executive officer during 2012 and repaid $4,000 of this with 400,000 shares of common stock. The Company received $117,500 in cash advances from a key executive officer during 2011 and repaid $26,000 of this with 928,570 shares of common stock. In addition, during 2011, the Company repaid $67,500 of the advances with 1,937,907 shares of common stock.

As of December 31, 2012, the Company has a total balance of $10,380 to two officers for the expenses they incurred on behalf of the Company, which was recorded as related party accounts payable. During 2012, one officer paid $6,445 expense for the Company and was reimbursed with 257,794 shares of common stock at a fair value of the same amount. As of December 31, 2011, the Company has a related party accounts payable balance of $8,703 to one officer for the expenses he paid on behalf of the Company. During 2012, the Company issued 290,099 shares with a fair value of $8,703 to pay off the related party accounts payable balance.

During 2012, the Company issued 2,600,000 shares to two officers for cash proceeds of $26,000.

NOTE 8: SUBSEQUENT EVENTS

The Company recognized a gain of $26,973 on the sale of an interest in Medmarc Mutual Insurance Company that the Company had done business with for many years.