Form 10-K/A
period 2012-12-31
Nano Mask, Inc.
filed 2013-03-29
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A

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

NONE

Explanatory Note

The purpose of this Amendment No. 1 to Nano Mask Inc. Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 28, 2013 (the “Form 10-K”), is solely to furnish Exhibit 31 and 32 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) EXHIBITS. The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation
3.2	Bylaws
4.1	Specimen stock certificate
10.1	Form of Executive Compensation Agreement
31.01*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, March 28, 2013.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO MASK, INC.

March 29, 2013	By:	/s/ Edward Suydam
Edward Suydam,
Chief Executive Officer (Principal Executive Officer) and Director

March 29, 2013
	By :	/s/ Michael J. Marx
Michael J. Marx,
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signature	Title	Date

/s/ Edward Suydam	Chief Executive Officer and Director	March 29, 2013
/s/ Michael J. Marx	Chief Financial Officer and Director	March 29, 2013
/s/ Marc Kahn	Chief Medical Officer and Director	March 29, 2013
/s/ David J. Willoughby	Vice President, Marketing & Sales and Director	March 29, 2013
/s/ Vicki L. Aksland	Director	March 29, 2013
/s/ Hassan Bennani	Director	March 29, 2013

3