Form 10-Q
period 2013-03-31
Nano Mask, Inc.
filed 2013-05-24
CIK 1088213

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2013

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

At May 24, 2013, there were outstanding 98,695,444 shares of the Registrant's Common Stock, $.001 par value.

PART I

FINANCIAL INFORMATION

NANO MASK, INC.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$4,405	$9,409
Accounts receivable, net	1,514	-
Other receivable	7,553	-
Prepaid expenses	55,883	-
Inventory, net	41,553	42,165

Total current assets	110,908	51,574

FIXED ASSETS
Equipment and molds	973	973
Accumulated depreciation	(533)	(519)
	440	454
OTHER ASSETS
Non-performing assets	4,230	4,230

Total assets	$115,578	$56,258

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Customer advances	$63,744	$12,545
Accounts payable	413,184	449,331
Accounts payable – related party	5,563	10,380
Advances from related party	285,200	207,200
Accrued expenses	806,452	687,336
Notes payable	521,157	521,157
Note payable – related party	25,000	25,000
Total current liabilities	2,120,300	1,912,949

Total liabilities	2,120,300	1,912,949

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized; 98,695,444 shares outstanding in 2013 and 2012	98,695	98,695
Additional paid-in capital	21,624,265	21,624,265
Accumulated deficit	(23,727,682)	(23,579,651)

Total stockholders’ deficit	(2,004,722)	(1,856,691)

Total liabilities and stockholders’ deficit	$115,578	$56,258

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC.
Statements of Operations
For the Three Months Ended March 31, 2013 and 2012
 (Unaudited)

	2013	2012

NET SALES	$23,004	$218,350

COSTS AND EXPENSES
Cost of goods sold	14,131	138,913
Research and development	-	115
Selling, general and administrative	199,104	206,613
	213,235	345,641

LOSS FROM OPERATIONS	(190,231)	(127,291)

OTHER INCOME (EXPENSE)
Gain on settlement of vendor liabilities and other	52,973	2,365
Interest expense	(10,773)	(10,623)
Total other income (expense)	42,200	(8,258)

NET INCOME (LOSS)	$(148,031)	$(135,549)

BASIC AND FULLY-DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	98,695,444	86,625,468

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC. Statements of Cash Flows For the Three Months Ended March 31, 2013 and 2012 (Unaudited)
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(148,031)	$(135,549)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	14	167
Common stock issued for services	-	164,126
Gain on settlement of vendor liabilities	(26,000)	(2,365)
Changes in operating assets and liabilities:
Accounts receivable	(1,514)	272
Other receivable	(7,553)	-
Inventory	612	186
Prepaid expenses	(55,883)	(30,574)
Customer advances	51,199	(59,951)
Accounts payable	(10,147)	(165)
Accrued expenses	119,116	(36,376)
Net cash used in operating activities	(78,187)	(100,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	-	25,000
Proceeds from issuance of short-term note payable	-	5,149
Proceeds from advances of related parties	73,183	9,419
Repayments of short-term note payable	-	(843)
Net cash provided by financing activities	73,183	38,725

NET DECREASE IN CASH	(5,004)	(61,504)

CASH AT BEGINNING OF PERIOD	9,409	61,504

CASH AT END OF PERIOD	$4,405	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$36
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of advances from related parties	$-	$8,703
Common stock issued for settlement of accounts payable	$-	$5,735

The accompanying notes are an integral part of these unaudited financial statements.

NANO MASK, INC.
Notes to Financial Statements (Unaudited)
For the Three Months Ended March 31, 2013

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-K. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012, from which the balance sheet information at that date is derived and reference is made thereto elsewhere in this report.  These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, in addition to a working capital deficiency at March 31, 2013, the Company has incurred negative cash flow from operations and significant losses, which have substantially increased its operating deficit at March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

The Company realized a gain of $26,973 from disposition of common shares in Medmarc Insurance Company which was a mutual insurance company that was bought by another company. Since the Company had maintained its insurance through Medmarc, the Company was designated a percentage of the final sales proceeds from the sale of Medmarc. $7,553 was withheld as Federal income taxes and is reflected as other receivable. In addition, the Company realized a gain of $26,000 from debt expiry under the Statute of Limitations during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Company received $73,183 of cash advances from four executive officers without specific repayment terms. The similar period of 2012 amounted to $9,419.

NANO MASK, INC.
Notes to Financial Statements (Unaudited)
For the Three Months Ended March 31, 2013

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Company received $61,000 from a key officer.

On or about May 30, 2013, the Company has announced that it is changing its name to NMI Health, Inc. and recording a reverse split of its common stock of 1 share for every 10 shares held.

NOTE 5 – CONTINGENCIES

On March 5 2012, the Company received a complaint from a certain attorney seeking collection of his invoices in the amount of $167,167, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and has requested dismissal of the charges. The Company has already recognized $15,763 as a liability at March 31, 2013. The Company is awaiting an amendment by the plaintiff of his claim.

On or about May 8, 2012, the Company received a complaint from a certain former employee seeking collection of his charges as a distributor and as an employee in the amount of $409,525, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and intends to offset for certain expenditures made by the Company caused by employee. The Company has already recognized $37,500 as a liability at March 31, 2013.

On December 29, 2010, the Company received a complaint from Applied Nanoscience, Inc. seeking collection of the as yet unpaid notes payable to Applied in the amount of $453,500, plus interest and litigation expenses. On February 1, 2011, the Company countersued for breach of contract and related claims. The Company maintains a right of offset in the amount of $41,360 against Applied’s notes and is reflected on the balance sheet in the net amount of $412,140. This case will be tried in July, 2013.

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

Since its inception, the Company has been involved in the development of its technology.  Through March 31, 2013, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  As of the current report date, the Company has funded itself through a series of private equity placements and unsecured loans which has offset its accumulated equity deficit in this manner.

Results of Operations for the Three Months Ended March 31, 2013 compared with 2012

Revenues:  For the three months ended March 31, 2013, revenues amounted to only $23,004, solely from sale of our SilverCare Plus™ scrubs and curtains for hospital use. During the three months ended March 31, 2012, revenues amounted to $218,350 of which virtually all sales represented our SilverCare Plus™ products. Sales were lower primarily due to the timing in our receipt of sales orders.

Cost of Sales:  The related Cost of sales during the three months ended March 31, 2013 amounted to $14,131 and $138,913, respectively, which provided gross margins of 38.6% and 36.4%. The higher margins are largely attributable to lower production costs.

Operating Expenses: During the three months ended March 31, 2013, the Company has experienced an approximate $8,000 decrease in general and administrative expenses or an approximate 3.6% decrease from levels reported in the similar period of 2012. This is largely due to reduced audit fees ($30,000) offset by higher website development ($15,000), telephone ($5,000) and travel ($4,000)expenses.

Other Income: For the three months ended March 31, 2013, we reported other income of $42,200 from $26,973 of gains recorded on disposition of a mutual insurance company and $26,000 of gains from expiry under the State of Limitations, offset by interest expenses of $10,773. For the three months ended March 31, 2012, we reported other expense of $8,258, consisting primarily of a gain on settlement of outstanding liabilities offset by interest expense.

Research and development: Research and development (R&D costs) relates to product development efforts and includes related FDA testing. While there were no R & D costs for the three months ended March 31, 2013, only $115 of R&D costs was incurred in the three months ended March 31, 2012. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Net Loss: We experienced a net loss of $148,031 for the three months ended March 31, 2013 compared to net loss of $135,549 in the prior year. The increase in net loss during 2013 was primarily due to approximately $70,000 lower gross margins from approximately $195,000 lower sales offset in large part by approximately an approximate $50,000 increase from other income noted above.

Liquidity and Capital Resources

             We have not been able to generate sufficient net cash inflows from operations to sustain our business efforts as well as to accommodate our growth plans.  Cash used in our financing activities for the three months ended March 31, 2013 and 2012 was funded primarily by the sale of common stock for cash and from cash advances by key officers. During 2013, the Company received net cash advances from four executive officers for $73,183 compared with $9,419 in 2012. Also, while the Company received no further funds through stock issuances or issuance of notes payable during 2013, the Company received $25,000 in cash through its private placement with two investors for 1,000,000 shares of common stock during 2012.

Cash Flows from Operating Activities: The cash outflow totaled $78,187 in the three months of 2013 compared to a cash outflow of $100,229 in 2012. This is primarily attributable to an increase of $119,116 in accrued expenses offset by $70,564 in lower gross margins from approximately $195,000 lower sales than in 2012.

Cash Flows from Investing Activities: No cash was used in investing activities during the three months of 2013 or 2012.

Cash Flows from Financing Activities: Cash flows from financing activities in the three months of 2013 totaled $73,183. The Company was able to obtain $73,183 in net cash advances from four key officers. In 2012, the Company received $25,000 from the issuance of common stock for cash, $4,306 from a short term note, net of re-payments and $9,419 from net cash advances from key officers.

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

             Accordingly, for these and other reasons, there is significant uncertainty regarding the Company’s future, and the Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern in their report on the Company’s 2012 audited financial statements.

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

For the period ended March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On December 29, 2010, the Company received a complaint from Applied Nanoscience, Inc., a Nevada corporation, filed in the District Court of Clark County in Nevada (Case No. A-10-631192-C) and which seeks collection of notes payable to Applied in the amount of $453,500, including accrued interest and related legal expenses. On February 1, 2011, we countersued for breach of contract and claims related thereto. Our management believes that the value of its counterclaim will exceed the value of the claims asserted against the Company but cannot fully assess the outcome of the action at this time. Accordingly, management believes adequate provision has been made in the accompanying financial statements related to this complaint. The complaint will be tried in July, 2013.

              On March 5, 2012, the Company received a complaint from a certain attorney seeking collection of his invoices, plus interest and litigation expenses of $167,167.25. The Company does not believe the claim has any merit and has requested dismissal of the charges. The claim, Case No. 110907934 DC, was filed in the Second District Court of Weber County in the State of Utah. The Company is awaiting an amendment to his complaint.

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

NANO MASK, INC.

May 24, 2013	/s/ Edward Suydam
Edward Suydam, Chief Executive Officer

May 24, 2013	/s/ Michael J. Marx
Michael J. Marx, Chief Financial Officer