Form 10-Q
period 2013-06-30
NMI Health, Inc.
filed 2014-11-19
CIK 1088213

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to_________

Commission File No. 000-27421

NMI HEALTH, INC.
(Formerly, Nano Mask, Inc.)
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

At November 18, 2014, there were outstanding 20,007,170 shares of the Registrant's Common Stock, $.001 par value.

PART I

FINANCIAL INFORMATION

NMI HEALTH, INC.
(Formerly, Nano Mask, Inc.)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$-	$9,409
Accounts receivable	1,514	-
Other receivable	7,553
Prepaid expenses and other	19,085	-
Inventory, net	41,554	42,165

Total current assets	69,706	51,574
FIXED ASSETS
Equipment	973	973
Accumulated depreciation	(583)	(519)
	390	454
OTHER ASSETS
Non-performing assets	4,230	4,230

Total assets	$74,326	$56,258

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Customer advances	$51,919	$12,545
Accounts payable	299,424	449,331
Accounts payable – related party	-	10,380
Advances from related party	377,056	207,200
Accrued expenses	920, 650	687,336
Notes payable	521,157	521,157
Note payable – related party	25,000	25,000
Total current liabilities	2,195,206	1,912,949

Total liabilities	2,195,206	1,912,949

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 100,000,000shares authorized;9,869,710 and 9,869,710 shares outstanding at June 30, 2013 and December 31, 2012, respectively	9,870	9,870
Additional paid-in capital	21,713,090	21,713,090
Accumulated deficit	(23,843,840)	(23,579,651)
Total stockholders’ deficit	(2,120,880)	(1,856,691)

Total liabilities and stockholders’ deficit	$74,326	$56,258

The accompanying notes are an integral part of these unaudited financial statements.

NMI HEALTH, INC.
(Formerly, Nano Mask, Inc.)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

NET SALES	$149,515	$81,388	$172,519	$299,738

COSTS AND EXPENSES
Cost of sales	125,310	64,462	139,441	203,376
Research and development	-	-	-	115
Selling, general and administrative	248,339	161,219	447,443	367,832
	373,649	225,681	586,884	571,323

LOSS FROM OPERATIONS	(224,134)	(144,293)	(414,365)	(271, 585)

OTHER INCOME (EXPENSE)
Gain on settlement of vendor liabilities and other	119,251	5,000	172,224	7,365
Interest expense	(11,275)	(10,581)	(22,048)	(21,204)
	107,976	(5,581)	150,176	(13,839)

NET LOSS	$(116,158)	$(149,874)	$(264,189)	$(285,424)
BASIC LOSS PER SHARE	$(0.01)	$(0.02)	$(0.03)	$(0.03)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,869,710	8,841,768	9,869,710	8,638,740

The accompanying notes are an integral part of these unaudited financial statements.

NMI HEALTH, INC.
(Formerly, Nano Mask, Inc.)
Statements of Cash Flows
For the Six Months Ended June 30, 2013 and June 30, 2012
(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(264,189)	$(285,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64	333
Common stock issued for services	-	92,900
Gain on settlement of vendor liabilities	(145,251)	(7,365)
Changes in operating assets and liabilities:
Accounts receivable	(1,514)	422
Other receivable	(7,553)	-
Inventory	611	1,628
Prepaid expenses	(19,085)	(10,857)
Customer advances	39,374	(85,306)
Accounts payable	(4,656)	199,733
Accrued expenses	233, 314	1,202
Net cash used in operating activities	(168,885)	(92,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	-	25,000
Proceeds from advances of related parties	169,856	25,700
Repayment of advances from related party	(10,380)	(22,927)
Proceeds from the issuance of short-term note payable	-	5,149
Repayments of short-term note payable	-	(1,692)
Net cash provided by financing activities	159,476	31,230

NET INCREASE (DECREASE) IN CASH	(9,409)	(61,504)

CASH AT BEGINNING OF PERIOD	9,409	61,504

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of advances from related parties	$-	$8,703
Common stock issued for settlement of accounts payable and accrued liabilities	$-	$169,863

The accompanying notes are an integral part of these unaudited financial statements.

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-K. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-Kfor the year ended December 31, 2012, from which the balance sheet information as of that date is derived. These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, in addition to a working capital deficiency at June 30, 2013, the Company has incurred negative cash flow from operations and losses which have substantially increased its operating deficit at June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The foregoing notwithstanding, management does not believe the Company currently has sufficient capital to sustain its planned business activities for the next twelve months following the issuance of these financial statements. Accordingly, while management has historically been successful generating sufficient funds to sustain operations, there is no assurance that they will continue to do so. Nevertheless, the Company may seek additional capital to sustain its operations, either through equity or loans, possibly unsecured, until such time as its operations are self-sustaining.  These funds will be required to continue the Company’s efforts to generate sales of its products and to provide sufficient working capital to meet the expected sales demand.

NOTE 3 –SIGNIFICANT TRANSACTIONS

In early April 2013 the Company authorized a name change from Nano Mask, Inc. to NMI Health, Inc. to better reflect the nature of its products. On June 5, 2013, the Company completed a 1 for 10 reverse split of its common shares. Following the reverse split, the Company maintained 9,869,710 common shares outstanding.

During the six months ended June 30, 2013, the Company received cash advances from one executive officer of $156,000 with no specific repayment terms and two officers paid expenses on behalf of the Company in the amount of $13,856. The total balance outstanding at June 30, 2013 is $377,056.

A gain of $145,251 was generated from expiry of certain accounts payable under applicable statutes of limitations during the six months ended June 30, 2013. Also, during the six months ended June 30, 2013 the Company realized a gain of $26,973 from disposition of common shares in Medmarc Insurance Company which was a mutual insurance company that was bought by another company. Since the Company had maintained its insurance through Medmarc, the Company was designated a percentage of the final sales proceeds from the sale of Medmarc. $7,553 was withheld as Federal income taxes and is reflected as other receivable.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the Company received cash advances from one executive officer of $81,200 and another officer incurred expenses of $2,528 on behalf of the Company.

In July, 2013 the Company issued 465,909 common shares to a key officer for his accrued payroll.

As of August 1, 2013, a Company affiliate converted a note of $25,000, plus interest of $3,396, into 130,000 common shares. On September 22, 2013 the same shareholder extended a note of $30,000, plus interest at an annual rate of 10%. This last note was then converted, including interest of $1,696, on April 15, 2014 into 633,921 common shares. Further, on May 15, 2014 the same shareholder provided $20,000 at no interest as an unsecured loan.

In August, 2013 a judgment was awarded to Applied Nanoscience, Inc. against the Company in the amount of $601,041, including interest and attorney fees. On April 15, 2014 Applied Nanoscience, Inc. and the Company agreed to settle the outstanding $601,041 judgment for 500,000 restricted common shares (valued at $0.025 per share on the date of the settlement) and $175,000 payable in three instalments ending on October 15, 2014. The Company has paid $20,000 to date.

On April 15, 2014, the Company authorized the issuance of 4,610,810 common shares to Company officers and employees at a value of $0.15 per share in satisfaction of accrued payroll and director fees. Also, on April 15, 2014, 500,000 common shares valued at $12,500 were awarded to two individuals for services performed.

During two months ended June 30, 2014, 75,000 shares of common stock were issued in a private placement to two individual investors for $15,000 in cash. In November 2014, an additional 125,000 common shares were issued in a private placement from an individual for $25,000 in cash.

On October 9, 2014 the Company issued 2,222,000 common shares to an affiliate shareholder in settlement of his unsecured loan of $444,400. Also, on the same date officers and employees agreed to receive 874,820 common shares to settle $131,223 in accrued payroll.

Subsequent to June 30, 2013 the Company generated $35,895 in gains from expiry of certain accounts payable under applicable statutes of limitations. Also, the Company generated gains of $547,283 from settlement of various notes payable and from the expiry of certain notes under applicable statutes of limitations..

NOTE 5 – CONTINGENCIES

On March 5 2012, the Company received a complaint from a certain attorney seeking collection of his invoices in the amount of $167,167, plus interest and litigation expenses. The Company does not believe the claim has any merit and has submitted a motion for dismissal. At this point, the Company has been awaiting the claimant’s amendment to his claim. Recently, the Company decided to pursue further efforts to seek dismissal of the complaint.

On or about May 8, 2012, the Company received a complaint from a certain former employee seeking collection of his charges as a distributor and as an employee in the amount of $409,525, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and intends to offset for certain expenditures made by the Company caused by employee. The Company has already recognized $37,500 as a liability at June 30, 2013.

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

Overview

NMI Health is a healthcare product development and distribution company providing innovative and cost effective emergency and critical care and infection control products to a variety of market segments within the healthcare industry. Our customers range from hospitals, emergency services, surgery centers, long-term care facilities, nursing homes and other clinical settings throughout the healthcare continuum.

Since its inception, we have been involved in the development of its technology.  Through June 30, 2013, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through June 30, 2013, we have funded ourselves by way of a series of private equity placements and this has offset its accumulated deficit in this manner.

Results of Operations for the Three Months Ended June 30, 2013 compared with 2012

Revenues: During the three months ended June 30, 2013, revenues of approximately $150,000 were generated from Nano Masks (84%) and Textiles (16%).During the three months ended June 30, 2012, there were revenues of approximately $81,000 derived from sale of Textiles (84%) and NanoZymes (16%).

Cost of Sales: Cost of sales as a percentage of sales approximated 84% for the three months ended June 30, 2013 compared with 79% in the similar period of 2012. This higher percentage in the last three months is attributable to lower margins for our product sales in this period.

Operating Expenses: During the three months ended June 30, 2013 the Company’s general and administrative expenses increased by approximately $87,000 or 54%, compared to the three months ended June 30, 2012, primarily due to a significant increase in marketing and related travel($29,000), website development costs ($15,000) and direct selling expenses $33,000.The significant components of our operating expenses include salaries and wages, consulting and other professional services, accounting, audit and legal fees, product and liability insurance and travel.

Research and development: Research and development (R&D) expenditures have become inconsequential in both 2013 and 2012 as management devotes its limited resources to the products that it has recently developed through third-party sources. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are considered viable at the time the resources are available. The typical components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Results of Operations for the Six Months Ended June 30, 2013 compared with 2012

Revenues: During the six months ended June 30, 2013, revenues of approximately $173,000 were derived from Nano Masks (72%) and Textiles (28%). During the six months ended June 30, 2012, revenues of approximately $300,000 reflect the following products: Textiles (96%) and NanoZyme products (4%).

Cost of Sales: The cost of sales percentage to sales of 81% during the six months ended June 30, 2013 rose from the 68% for the six months ended June 30, 2012, largely due to lower margins in seeking market share.

Operating Expenses: During the six months ended June 30, 2013, the Company realized increased general and administrative expenses of approximately $80,000 or approximately 22% compared to the six months ended June 30, 2012, primarily attributable to increased marketing and related travel ($22,000), selling expense ($33,000), other overhead costs ($15,000) and website development costs ($30,000) offset by lower auditing fees ($20,000).

Research and development: Research and development (R&D) expenditures have become inconsequential in both 2013 and 2012 as management devotes its limited resources to the products that it has recently developed through third-party sources.

Liquidity and Capital Resources

The Company has not been able to generate sufficient net cash inflows from operations to sustain its business efforts and accommodate its growth plans. During the six months ended June 30, 2013, the Company received cash advances from one executive officer of $156,000 with no specific repayment terms. And two other officers paid expenses on behalf of the Company in the amount of $13,856.

           The Company does not believe, however, that it currently has sufficient capital to sustain its business efforts for the next twelve months.  Accordingly, the Company will need to raise additional capital in the near future to sustain operations.

            Accordingly, for these and other reasons, there is significant uncertainty regarding the Company’s future, and the Company’s auditors expressed substantial doubt as to the Company’s ability to continue as a going concern in their report on the Company’s 2012 audited financial statements. The Company may seek capital through equity or loans until such time as its operations are self-sustaining.  These funds will be required to continue the Company’s efforts to generate sales of its products and to provide sufficient working capital to meet the expected sales demand.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are ineffective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On March 5 2012, the Company received a complaint from a certain attorney seeking collection of his invoices in the amount of $167,167, plus interest and litigation expenses. The Company does not believe the claim has any merit and has submitted a motion for dismissal. At this point, the Company is awaiting the claimant’s amendment to his claim.  Recently, the Company decided to pursue further efforts to seek dismissal of the complaint.

On or about May 8, 2012, the Company received a complaint from a certain former employee seeking collection of his charges as a distributor and as an employee in the amount of $409,525, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and intends to offset for certain expenditures made by the Company caused by employee. The Company has already recognized $37,500 as a liability at June 30, 2013.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During two months ended June 30, 2014, 75,000 shares of common stock were issued in a private placement to two individual investors for $15,000 in cash. In November 2014, an additional 125,000 common shares were issued in a private placement from an individual for $25,000 in cash.

These shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated hereunder.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

N/A

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

NMI HEALTH, INC.
(Formerly, Nano Mask, Inc.)

November 18, 2014	By:	/s/Edward Suydam
Edward Suydam, Chief Executive Officer

	By:	/s/Michael J. Marx
Michael J. Marx, Chief Financial Officer