Form 10-Q
period 2013-09-30
NMI Health, Inc.
filed 2014-12-12
CIK 1088213

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2013

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

Issuer's telephone number, including area code: (914) 760-7857

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

At December 10, 2014, there were outstanding 20,007,170 shares of the Registrant's Common Stock, $.001 par value.

PART I

FINANCIAL INFORMATION

NMI HEALTH, INC.
(Formerly, Nano Mask, Inc.)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$-	$9,409
Accounts receivable	28,900	-
Other receivable	7,553	-
Prepaid expenses and other assets	30,000	-
Inventory, net	41,554	42,165

Total current assets	108,007	51,574
FIXED ASSETS
Equipment	933	973
Accumulated depreciation	(40)	(519)
	893	454
OTHER ASSETS
Non-performing assets	4,230	4,230

Total assets	$113,130	$56,258

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Customer advances	$21,047	$12,545
Accounts payable	205,300	449,331
Accounts payable – related party	-	10,380
Advances from related party	423,249	207,200
Accrued expenses	686,799	687,336
Notes payable	696,226	521,157
Note payable – related party	30,000	25,000
Total current liabilities	2,062,621	1,912,949

Total liabilities	2,062,621	1,912,949

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized; 10,465,619 and 9,869,710 shares
outstanding, respectively	10,466	9,870
Additional paid-in capital	21,874,495	21,713,090
Accumulated deficit	(23,834,452)	(23,579,651)
Total stockholders’ deficit	(1,949,491)	(1,856,691)

Total liabilities and stockholders’ deficit	$113,130	$56,258

The accompanying notes are an integral part of these unaudited financial statements.

NMI HEALTH, INC.
(Formerly, Nano Mask, Inc.)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

NET SALES	$59,772	$154,775	$232,291	$454,513

COSTS AND EXPENSES
Cost of sales	18,582	122,970	158,023	326,346
Research and development	16,268	-	16,268	115
Selling, general and administrative	90,918	174,158	538,361	541,988
	125,768	297,128	712,652	868,449

LOSS FROM OPERATIONS	(65,996)	(142,353)	(480,361)	(413,936)

OTHER INCOME (EXPENSE)
Gain on settlement of vendor liabilities and other	97,957	125	270,181	7,490
Loss on settlement of debt	(10.604)	-	(10,604)	-
Interest expense	(11,969)	(10,773)	(34,017)	(31,977)
	75,384	(10,648)	225,560	(24,487)

NET INCOME (LOSS)	$9,388	$(153,001)	$(254,801)	$(438,423)
BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.02)	$(0.03)	$(0.05)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,415,337	8,841,768	10,053,584	8,638,740

The accompanying notes are an integral part of these unaudited financial statements.

NMI HEALTH, INC.
(Formerly, Nano Mask, Inc.)
Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and September 30, 2012
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(254,801)	$(438,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	152	498
Provision for inventory obsolescence	-	7,609
Loss on disposition of equipment	341	-
Common stock issued for company expenses incurred	123,000	161,650
Loss on settlement of debt	10,604	-
Gain on settlement of vendor liabilities and notes payable	(243,207)	(7,490)
Changes in operating assets and liabilities:
Accounts receivable	(28,900)	422
Other receivable	(7,553)	-
Prepaid expenses and other	(30,000)	14,543
Inventory	611	(14,448)
Customer advances	8,502	(137,972)
Accounts payable	(10,324)	29,194
Accrued expenses	193,479	224.195
Net cash used in operating activities	(238,096)	(160,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(933)	-
Net cash used in investing activities	(933)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	-	25,000
Proceeds from advances of related parties	210,000	104,460
Repayment of advances from related party	(10,380)	(24,730)
Proceeds from the issuance of short-term note payable	30,000	5,149
Repayments of short-term note payable	-	(1,692)
Net cash provided by financing activities	229,620	108,187

NET INCREASE (DECREASE) IN CASH	(9,409)	(52,035)
CASH AT BEGINNING OF PERIOD	9,409	61,504

CASH AT END OF PERIOD	$-	$9,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of note payable due to a reduction in prepaid insurance	$-	$3,457
Common stock issued for settlement of notes payable and accrued expenses	$28,396	$8,703

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

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, in addition to a working capital deficiency at September 30, 2013, the Company has incurred negative cash flow from operations and losses which have substantially increased its operating deficit at September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 –SIGNIFICANT TRANSACTIONS

In April 2013 the Company authorized a name change from Nano Mask, Inc. to NMI Health, Inc. to better reflect the nature of its products.  On June 5, 2013 the Company completed a 1 for 10 reverse split of its common shares.  Following the reverse split, the Company maintained 9,869,710 common shares outstanding.

In July, 2013 the Company issued 465,909 common shares to a key officer for his $123,000 in accrued payroll.

As of August 1, 2013, a Company affiliate converted a note of $25,000, plus interest of $3,396, into 130,000 common shares. The shares were issued at a fair value of $39,000 resulting in a loss on settlement of debt of $10,604. On September 22, 2013 the same shareholder loaned the Company $30,000, plus interest, at an annual rate of 10%, convertible at $0.05 per share. The note is unsecured and is due on September 22, 2015.

Repayments of advances from a related party were made in the amount of $10,380 for the nine months ended September 30, 2013.

In August, 2013 a judgment was awarded to Applied Nanoscience, Inc. against the Company in the amount of $601,041, including interest at prime rate, plus 2%, and attorney fees. The Company had already reflected a balance owed in excess of this. In September 2013, a note payable for $13,832, plus related interest, expired under applicable statutes of limitation. These two events both generated gains of $97,957 for the Company.

During the nine months ended September 30, 2013, the Company received cash advances of $210,000 from one executive officer with no specific repayment terms and another officer paid expenses on behalf of the Company in the amount of $6,049. The total balance outstanding at September 30, 2013 is $423,249.

A gain of $145,251 was generated from expiry of certain accounts payable under applicable statutes of limitations during the nine months ended September 30, 2013. Also, during the nine months ended September 30, 2013 the Company realized a gain of $26,973 from disposition of common shares in Medmarc Insurance Company which was a mutual insurance company that was bought by another company. Since the Company had maintained its insurance through Medmarc, the Company was designated a percentage of the final sales proceeds from the sale of Medmarc. $7,553 was withheld as Federal income taxes and is reflected as other receivable.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Company received cash advances from one executive officer of $27,200 and another officer incurred expenses of $1,658 on behalf of the Company.

On April 15, 2014 a note for $30,000 including interest of $1,696 was converted into 633,921 common shares. Further, on May 15, 2014 the same shareholder provided $20,000 at no interest as an unsecured loan.

Also on April 15, 2014, Applied Nanoscience, Inc. and the Company agreed to settle the outstanding $601,041 judgment for 500,000 restricted common shares (valued at $0.025 per share on the date of the settlement) and $175,000 payable in three instalments ending on October 15, 2014. The Company has paid $20,000 to date.

Finally, on April 15, 2014 the Company authorized the issuance of 4,610,810 common shares to Company officers and employees at a value of $0.15 per share in satisfaction of accrued payroll and director fees. And on the same date, 500,000 common shares valued at $12,500 were awarded to two individuals for services performed.

During the two months ended June 30, 2014, 75,000 shares of common stock were issued in a private placement to two individual investors for $15,000 in cash. Also, in November 2014, an additional 125,000 common shares were issued in a private placement to an individual for $25,000 in cash.

On October 9, 2014 the Company issued 2,222,000 common shares to an affiliate shareholder in settlement of his unsecured loan of $444,400. Also, on the same date officers and employees agreed to receive 874,820 common shares to settle $131,223 in accrued payroll.

Subsequent to September 30, 2013 the Company generated $38,663 in gains from expiry of certain accounts payable under applicable statutes of limitations. Also, the Company generated gains of $473,385 from settlement of various notes payable and from the expiry of certain notes under applicable statutes of limitations.

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

On or about May 8, 2012, the Company received a complaint from a certain former employee seeking collection of his charges as a distributor and as an employee in the amount of $409,525, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and intends to offset for certain expenditures made by the Company caused by employee. The Company has already recognized $37,500 as a liability at September 30, 2013.

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

Since its inception, we have been involved in the development of its technology.  Through September 30, 2013, revenues have not been adequate to cover operating expenses and thus, the Company has reported a loss in each of its years of existence.  Through September 30, 2013, we have funded ourselves by way of a series of private equity placements and this has offset its accumulated deficit in this manner.

Results of Operations for the Three Months Ended September 30, 2013 compared with 2012

Revenues: During the three months ended September 30, 2013, revenues of approximately $60,000 were generated from Textiles (100%). During the three months ended September 30, 2012, there were revenues of approximately $155,000 derived from sale of Textiles (100%).

Cost of Sales: Cost of sales as a percentage of sales approximated 31% for the three months ended September 30, 2013 compared with 79% in the similar period of 2012. This lower percentage in the last three months is attributable to higher margins from our product mix in this period.

Operating Expenses: During the three months ended September 30, 2013 the Company’s general and administrative expenses decreased by approximately $83,000 or 48%, compared to the three months ended September 30, 2012, primarily due to a significant decrease in salaries and director fees ($71,000), as well as marketing and related expenses ($12,000). The significant components of our operating expenses include salaries and wages, consulting and other professional services, accounting, audit and legal fees, product and liability insurance and travel.

Research and development: Research and development (R&D) expenditures have become less meaningful in both 2013 and 2012 as management devotes its limited resources to the products that it has recently developed through third-party sources. However, the Company attempted to satisfy a customer request for airline seat covers that proved unsatisfactory to the customer specifications for which we expended $16,000 in R & D costs. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are considered viable at the time the resources are available. The typical components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Results of Operations for the Nine Months Ended September 30, 2013 compared with 2012

Revenues: During the nine months ended September 30, 2013, revenues of approximately $232,000 were derived from Nano Masks (54%) and Textiles (46%). During the nine months ended September 30, 2012, revenues of approximately $455,000 reflect the following products: Textiles (97%) and NanoZyme products (3%).

Cost of Sales: The cost of sales percentage to sales of 68% during the nine months ended September 30, 2013 declined from the 72% for the nine months ended September 30, 2012, largely due to higher margin products sold in the period.

Operating Expenses: During the nine months ended September 30, 2013, the Company reduced general and administrative expenses by approximately $4,000 or approximately 1% compared to the nine months ended September 30, 2012, primarily attributable to reduced salaries and director fees ($74,000), lower marketing related expenses ($11,000) and lower audit fees ($26,000) offset by higher website development costs ($31,000), higher travel expenses ($27,000), higher health insurance ($14,000) and higher direct selling expenses ($35,000).

Research and development:
Research and development (R&D) expenditures have become less meaningful in both 2013 and 2012 as management devotes its limited resources to the products that it has recently developed through third-party sources. However, the Company attempted to satisfy a customer request for airline seat covers that proved unsatisfactory to the customer specifications for which we expended $16,000 in R & D costs. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are considered viable at the time the resources are available. The typical components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources

The Company has not been able to generate sufficient net cash inflows from operations to sustain its business efforts and accommodate its growth plans. During the nine months ended September 30, 2013, the Company received cash advances from one executive officer of $210,000 with no specific repayment terms. And one other officer paid expenses on behalf of the Company in the amount of $6,049.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are ineffective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On or about May 8, 2012, the Company received a complaint from a certain former employee seeking collection of his charges as a distributor and as an employee in the amount of $409,525, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and intends to offset for certain expenditures made by the Company caused by employee. The Company has already recognized $37,500 as a liability at September 30, 2013.

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

NMI HEALTH, INC.
(Formerly, Nano Mask, Inc.)

December 10, 2014	By:	/s/Edward Suydam
Edward Suydam, Chief Executive Officer

December 10, 2014		/s/Michael J. Marx
Michael J. Marx, Chief Financial Officer