Form 10-K
period 2013-12-31
NMI Health, Inc.
filed 2015-07-23
CIK 1088213

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

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

Large accelerated filer   ☐ Accelerated filer   ☐ Non-accelerated filer   ☐ Smaller reporting company   ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

At July 23, 2015, there were outstanding 24,294,118 shares of the Registrant's Common Stock, $.001 par value.

State the Registrant's revenues for the December 31, 2013 fiscal year: $235,291.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $2,431,302 based on the average bid and ask price of the Registrant's stock on June 30, 2013 of $0.26 per share for non-affiliate shares held. The Registrant's common stock is quoted on the OTC Markets Group website under the symbol "NANM".

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

NONE

PART I.

ITEM 1. BUSINESS

General

Unless the context requires otherwise, all references to the “Company”, “we”, “us” and “our” refer to NMI Health, Inc.

The financial and disclosure information contained in this report reflect our efforts to accurately and completely disclose the status of our business operations and financial condition giving full effect to the results of management’s determinations.

We are a healthcare product development and distribution company providing emergency and critical care and infection control products to a variety of market segments within the health care industry. The Company has evolved from a specialty filter products Company that developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems into a Company providing innovative infection prevention products and solutions. Such products now include a proprietary line of antimicrobial performance based Hospital Fabrics and Textiles designed to inhibit the growth of virus, fungi and bacteria causing hospital acquired infections (HAIs) on both healthcare apparel and textiles. These products have been developed by partnering with innovative technology companies.

Current Products

Product development remains an important part of our business. We are currently devoting most of our resources towards expanding our new line of antimicrobial Hospital Fabric and Textiles.

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

Effective HAI reduction means incorporating soft surface management into an overall bacteria-reduction strategy. And one of the most effective approaches towards managing soft surface contamination is through a synergistic approach. This approach relies on harnessing an antimicrobial technology platform that can not only be universally applied to soft surfaces in both form and function, but one that can simultaneously provide safe, reliable and continuous antimicrobial performance. This is why NMI Health, Inc. has recently partnered with Noble Biomaterials, global leaders in antimicrobial yarn and fiber technology, to develop an innovative and exclusive suite of antimicrobial fabrics designed to effectively meet the challenges of antimicrobial management of soft surfaces within the hospital environment. This technology enables NMI Health, Inc. to incorporate Noble Biomaterials X-Static™ silver fiber technology into all their pre-selected fabric mixes, thereby providing extended antimicrobial protection for the life of each product that the Company fabricates. Consequently, NMI Health has developed one of the most comprehensive antimicrobial soft surface product lines available in the health care market today, all made exclusively with X-Static™ Silver yarn. NMI Health’s suite of antimicrobial performance enhanced apparel and textiles have a natural look and the feel of traditional hospital fabrics and textiles.

With the rising incidence of hospital acquired infections there has been an unparalleled surge in demand for infection prevention products over the last decade. With global sales of HAI-related infection control devices and products reaching $10.3 billion with approximately US $4.3 Billion of that revenue in the US, it is expected that by 2016 sales of HAI related infection control products will reach in excess of $18.3 Billion globally with $8.4 Billion being reached in the US. Moreover, of all the infection control items expected to be sold annually by 2016, infection prevention products will witness the highest rate of growth, in particular medical fabrics and textiles which are expected to draw in revenues in excess of $2.1 Billion within the US and $4.5 Billion globally. With soft surfaces representing 90 percent of the patient healthcare environment: privacy curtains, lab coats, scrubs, gowns, bed linens, blankets and additional barrier products, NMI Health’s suite of antimicrobial apparel and textiles are well positioned to become a vital component in any hospital, bacteria-reduction strategy both domestically and globally.

Competition

The antimicrobial products industry is highly competitive, diversified and congested, featuring many established companies, multiple technologies targeting similar objectives and numerous brands. And the market is also highly fragmented and dynamic with no clear dominant vendors marketing antimicrobial products aimed at the Company’s target markets. Also, historically vendors have not been offering performance-based textile solutions.

Nevertheless, the Company faces direct competition from vendors in its current and planned markets, many of whom are larger and possess considerably greater resources than NMI Health, Inc. Notable direct competitors include the following three companies:

- Infinitude Clothing, LLC

- Encompass Group, LLC

- Core 61, Inc.

Other larger healthcare competitors with conventional soft goods include the following companies:

- Ansell Occupational Healthcare

- Medline Industries, Inc.

- Johnson & Johnson

- Cardinal Health

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

Research and Development

Our research and development expenditures are prototype development costs associated with the new products such as materials, supplies, consulting fees, filing fees, etc. and for the last two years were as follows:

- 2013 $ 16,268

- 2012 $   3,379

Costs and effects of compliance with environmental laws

We are not aware of any cost or effect of compliance with environmental laws.

Employees

As of July 20, 2015, we are employing four full-time employees.

ITEM 1A   RISK FACTORS

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

A recession in the U.S. and general downturn in the global economy may generate an adverse impact on our business, operating results or financial position.

The U.S. economy has experienced recessionary periods in the past and currently there is a general downturn in the global economy. A continuation or worsening of economic conditions, including credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial position in a number of ways. We may experience difficulties in generating revenues and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and customers. We may incur increased costs or experience difficulty with the ability to borrow in the future or otherwise with financing our operating, investing or financing activities. Any of these potential problems could hinder our efforts to increase our sales and might, if severe and extensive enough, jeopardize our ability to operate.

There is a limited public trading market for our common stock.

Our common stock presently trades Over-The-Counter with the symbol “NANM”. We cannot assure you, however, that this market will continue or that you will be able to liquidate your shares acquired at the price you paid or otherwise. We cannot assure you that any other market will be established in the future. The price of our common stock may be highly volatile and your liquidity may be adversely affected in the future.

Risks Related to the Common Stock

Our stock price may be volatile, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

-	technological innovations or new products and services by us to our competitors;

-	additions or departures of key personnel;

-	sales of our common stock, particularly under any registration statement for the purposes of selling any other securities, including management shares;

-	our ability to execute our business plan;

-	operating results that fall below expectations;

-	loss of any strategic relationship;

-	industry developments;

-	economic and other external factors; and

-	period-to-period fluctuations in our financial results.

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

Our shares of common stock are thinly traded. Due to the illiquidity, the market price may not accurately reflect our relative value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business. In addition, our common stock currently trades on the OTC Markets Group, which generally lacks the liquidity, research coverage and institutional investor following of a national securities exchange like the Amex, the New York Stock Exchange or the Nasdaq Stock Market. While we intend to list our common stock on a national securities exchange once we satisfy the initial listing standards for such an exchange, we currently do not, and may not ever, satisfy such initial listing standards.

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

ITEM 1B   UNRESOLVED STAFF COMMENTS

None

ITEM 2   PROPERTIES

We do not expect to enter into a corporate office lease until such time as we start to generate sales sufficient to cover a significant portion of our selling, general and administrative expenses. The Company currently maintains mailbox services through a Reno, Nevada location. Business is conducted largely with emails, telephone calls and web services.

ITEM 3   LEGAL PROCEEDINGS

On December 29, 2010, the Company received a complaint from Applied Nanoscience, Inc., a Nevada corporation, filed in the District Court of Clark County in Nevada (Case NoA-10-631192-C) which seeks collection of notes payable to Applied in the amount of $453,500, plus accrued interest. On February 1, 2011, we countersued for breach of contract and claims related thereto. Our management believes that the value of its counterclaim will exceed the value of the claims asserted against the Company but cannot fully assess the outcome of the action at this time. In August 2013, the complainant was awarded $601,041, including interest and attorney fees. On April 15, 2014 the complainant and the Company agreed to settle the outstanding $601,041 judgment for 500,000 restricted common shares (valued at $0.025 per share on the date of the settlement) and $175,000 payable in three instalments ending on October 15, 2014. The Company has paid $20,000 to date. We are currently negotiating with Applied to determine a settlement amount with realistic payment terms.

On March 5 2012, the Company received a complaint from a certain attorney seeking collection of his invoices, plus interest and litigation expenses of $167,167.25. The Company does not believe the claim has any merit and will respond to the complaint within the appointed time. The claim, Case No. 110907934 DC, was filed in the Second District Court of Weber County in the State of Utah.  The Company has already recognized $15,763 as a liability at December 31, 2013.  We are currently in the Discovery process before trial in the late fall.

On or about May 8, 2012, the Company received a complaint from a certain former employee seeking collection of his charges as a distributor and as an employee in the amount of $409,525, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and intends to offset for certain expenditures made by the Company caused by this employee. The Company has already recognized $37,500 as a liability at December 31, 2013. We are currently in the Discovery process before trial in the fall.

ITEM  5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of July 23, 2015, we had approximately 2,000 shareholders. We have not paid cash dividends on our common stock. We anticipate that for the foreseeable future, any earnings will be retained for use in our business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of our Board of Directors and will depend upon our growth, profitability, financial condition and other relevant factors.

Our common stock is now quoted on the OTC Markets Group website under the symbol “NANM”. The following table sets forth, for the respective periods indicated, the prices of our common stock in the over the counter market as reported by the OTC for the periods for which this report is being filed. Such over the counter market quotations are based on inter-dealer bid prices, without markup, markdown or commission, and may not necessarily represent actual transactions.

Fiscal Year 2013	High Bid	Low Bid

Quarter ended 12/31/13	$0.022	$0.01
Quarter ended 9/30/13	$0.026	$0.01
Quarter ended 6/30/13	$0.27	$0.022
Quarter ended 3/31/13	$0.03	$0.01

Fiscal Year 2012	High Bid	Low Bid

Quarter ended 12/31/12	$0.065	$0.025
Quarter ended 9/30/12	$0.06	$0.021
Quarter ended 6/30/12	$0.034	$0.017
Quarter ended 3/31/12	$0.06	$0.0255

No private placements were made during 2013. During 2012, we sold 360,000 shares, as adjusted for the 1 for 10 reverse split, for $51,000 cash in private placements to four individual investors. The shares were sold pursuant to subscription documents between the Company and each investor. We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), for the private placement of these securities pursuant to Section 4(2) of the Act because the securities were sold to accredited investors in a transaction not involving a public offering.

ITEM 6   SELECTED FINANCIAL DATA

We are a “Smaller Reporting Company,” as defined under §229.10(f) (1) of Regulation S-K, and are not required to provide the information required by this Item.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," “project," "intend" or similar expressions. Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” below as well as those discussed elsewhere in this report.

Overview

We are a healthcare product development and distribution company providing critical care and infection control products to a variety of market segments within the healthcare industry. In addition, since we have limited financial resources, we have elected to postpone any further development or significant marketing of our products, except for the SilverCare Plus™ products until adequate resources are available.

Since inception, we have been involved primarily in the development of our technologies, and most recently, the marketing of the various technologies to a limited extent. During this time, revenues have not been adequate to cover operating expenses. Accordingly, we have reported a loss in each of our years of existence. To date, we have funded our operations primarily by way of a series of private equity placements and through loan proceeds granted to the Company. We have begun sales of our SilverCare Plus™ products.

Results of Operations for the year ended December 31, 2013 compared to December 31, 2012

Revenues: We generated total revenues of $235,291 during 2013 compared with $454,513 in 2012. Sales were largely comprised of Nano Masks (53.1%) and anti-bacterial and anti-viral SilverCare Plus™ products (46.9%). The Company was a product development company until 2012, when sales of new products were begun. Sales were limited in 2013 since the Company was making a concerted effort to shift production from international to USA production facilities which will be allowing for significant cost reductions in 2015 and 2016.

Cost of Sales: Our cost of sales in fiscal 2013 was $179,112 to yield a gross profit margin of approximately 24%. Our cost of sales in 2012 was $328,032 to yield a gross profit margin of 28%. Recent successful cost reductions in our purchasing raw material and in the production process were not yet demonstrated in improved gross margins for 2013 compared to 2012.

Selling, General and Administrative (SG&A) Expenses: SG&A expenses for 2013 as compared to 2012 decreased by approximately $302,000 or 33%, primarily due to lower payroll expenses ($313,000) and lower auditing expenses ($29,000) which were, in part, offset by higher website development expenses ($30,000) and higher travel expenses ($10,000).

Other Income:  For 2013, we reported other income of $193,729 consisting of a $219,450 gain on settlement of vendor liabilities and a $26,973 gain from sale of an investment, offset marginally by interest expense of $42,090. For fiscal 2012, we reported other expense of $26,314 consisting primarily of interest expense exceeding gains from settlement of outstanding liabilities.

Depreciation and Amortization: During 2013, $191 was recognized as depreciation expense, compared with $498 recorded in 2012.

Research and Development (R&D) Costs: R & D expenditures for the years ended December 31, 2013 and 2012 were very similar, $16,268 and $3,379, respectively. If resources are available in the future, the Company intends to bring additional products to market, assuming those products are still viable at the time the resources are available. The significant components of the Company’s research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Net Loss: We experienced a net loss of $425,930 for fiscal 2013 compared to a net loss of $831,119 in the prior year. The decrease in net loss in fiscal 2013 was primarily from expiry under applicable statutes of limitation and significant reductions in payroll expenses.

Liquidity and Capital Resources

We have not been able to generate sufficient net cash inflows from operations to sustain our business efforts as well as to accommodate our growth plans. Cash used in our operating activities for the years ended December 31, 2013 and 2012 was funded primarily by the sale of common stock for cash, issuance of notes payable or advances from related parties. 360,000 shares were issued in 2012 for $51,000 cash received in a private placement offering from four individual investors.

Cash Flows from Operating Activities: The cash outflow totaled $250,816 in 2013 compared to a cash outflow of $226,252 in 2012, primarily due to significantly lower selling, general and administrative expenses offset, in part, by higher gains from settlement and expiry of vendor liabilities and notes payable during 2012.

Cash Flows from Investing Activities: $933 was used for the purchase of equipment during 2013, but no cash was used in investing activities during the prior year.

Cash Flows from Financing Activities: Cash flows from financing activities in fiscal 2013 totaled $243,000 compared to $174,157 in 2012. The Company obtained advances from executive officers amounting to $213,000 in 2013 compared to $119,700 in 2012.

Beginning in 2008, the United States experienced a severe and widespread recession accompanied by, among other things, instability in the financial markets and reduced credit availability which could have far reaching effects on economic activity in the country for an indeterminate period. The effects and probable duration of these conditions and related risks and uncertainties on the Company's ability to obtain financing, success in its marketing efforts and ultimately, profitable operations and positive cash flows, cannot be estimated at this time. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In 2004, the Company adopted a stock option and award plan (the "Plan") under which options to acquire the Company’s common stock or bonus stock could be granted to employees, including officers and directors, or to other individuals who contributed to the Company’s success but who were not employees. As of December 31, 2013 and 2012, 147,900 shares of common stock had been issued pursuant to the Plan. All related compensation expense was recognized in years prior to 2012. The Board of Directors approved the dissolution of the Plan as of December 27, 2012.

We need to raise additional capital during 2015 and 2016 to sustain operations. These funds will be required to sustain our development and marketing efforts to sell our SilverCare Plus™ products. We will then need working capital to maintain our operations once the product sales are initiated. We are also working on operating expenses, to the extent possible, by reducing overhead costs, in order to conserve our available cash pending sales of the new products mentioned above. We are particularly concentrating our efforts in reducing third-party manufacturing costs. Our management and board members continue to discuss other alternative financing options, but no definitive proposals or agreements have been reached.

We are dependent upon the success of our new business plan which, as explained above, includes a) generating sales of the new products noted above, b) continuing efforts to increase our product sales internationally through our broad network of distributors, and c) obtaining additional equity or debt financing. We do not know if such additional capital will be available or available on terms acceptable to us.

Effect of Inflation, Deflation and Interest Rates

At this time, we do not expect that either inflation, deflation or interest rate variations will be among the economic factors likely to have a material effect on our future operations. However, as discussed elsewhere in this report, general economic factors may likely have a significant effect on the demand for the Company’s products and its ability to raise funds to conduct it operations.

Critical Accounting Policies and Estimates

Except as follows, we do not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods.

Impairment of long-lived assets   Management reviews the carrying value of the Company’s inventories, property and equipment and technology assets annually based on its current marketing activities, plans and expectations, and the perceived effects of competitive and other market factors (i.e., lower of cost or market adjustments), such as declines in replacement value and obsolescence and impairment, to determine whether any write-downs should be taken or whether the estimated useful lives should be shortened.

Share-based compensation   Effective January 1, 2010, the Board of Directors authorized issuance of its common stock to key officers and directors based on a trailing thirty-day average of its closing prices. Effective January 1, 2014 the Board of Directors authorized issuance of its common stock at the higher of $0.15 per share or of the trailing thirty-day average of its closing price. The Board of Directors reserves the right to either pay in cash or in restricted common stock at its option.

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

Off balance sheet arrangements

Not applicable.

Recent accounting pronouncements

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.

The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20),” which eliminates the concept of extraordinary items. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The new guidance is to be applied prospectively but may also be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We expect to adopt the provisions of this new guidance on January 1, 2015. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

While there have been FASB pronouncements made effective subsequent to the issuance of these financial statements, none would have required restatement of the financial statements herein nor have they had any significant effect on future financial statements of the Company.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the reporting period are set forth immediately following the signature page to this Form 10-K.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A   CONTROLS AND PROCEDURES

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

For the period ended December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness in the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-K, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B   OTHER INFORMATION

None

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to our current and past directors and executive officers is presented below:

Name	Age	Position	Periods Held From and To
Edward Suydam	58	Chief Executive Officer: Director	March, 2010 – Present
Michael J. Marx	70	Chief Financial Officer; Director	December, 2009 – August 19, 2013 and re-appointed on November 1, 2013 – Present
Marc Kahn	59	Chief Medical Officer; Director	June, 2009 – August 19, 2013 and re-appointed as a Director December 1, 2013
David J. Willoughby	52	Vice President, Marketing & Sales; Director	July, 2011 – August 9, 2013
Vicki L. Aksland	48	Director	July, 2011 – August 19, 2013
Mark Cox	50	Director	February, 2010 – September 30, 2012
Hassan Bennani	49	Director	January 1, 2013 – May 31, 2013

The principal occupation and business experience for each of the current and past directors and executive officers  follows below:

Edward J. Suydam was appointed as Chief Executive Officer (“CEO”) and president, effective March 1, 2010. Mr. Suydam previously had been serving as the Company’s Chief Operations Officer (“COO”) since June 2009. Mr. Suydam had been a managing member of Buildex, LLC in New York since November 2007. Prior to that time, from May 1992 to November 2007, he was president of S & S Builders Corporation of New York. Mr. Suydam’s professional career has been in construction and construction management.

Michael J. Marx was appointed as the Company’s Chief Financial Officer (“CFO”) in December 2009. Mr. Marx served as the Chief Executive Officer of CPA Services Unlimited, P.C., a private accounting firm located in Peekskill, New York, a position he has held since 1985 until February 2014 when he sold the practice. Mr. Marx began his professional career at Peat, Marwick, Mitchell & Co., CPAs (now KPMG, LLC) from 1967 to 1972. From 1972 to 1974, he was Supervisor of the Audit Department for AMAX, Inc. (NYSE). From 1974 to 1975, he was Assistant Corporate Controller for Esterline Corp. (NYSE). He then joined EDO Corporation (NYSE), now a unit of ITT Corporation, as Director of Auditing (1976 to 1981) and Director of Financial Management (1981 to 1984). Mr. Marx received his B.S. from Lehigh University (1966) and his New York State CPA in 1972.

Dr. Marc L. Kahn has been a radiologist with the Clarkson Medical Group in Michigan since May 2007. Prior to that time, from September 1994 to May 2007, he was a radiologist with Diagnostic Radiology Associates in Michigan. Mr. Kahn earned a BA from Albion College (1977) and an MD from Wayne State Medical School (1981). He did his residency in radiology at Sinai Hospital (1989) and a fellowship at Columbia Presbyterian (1995). Mr. Kahn resigned on August 8, 2013 as the Chief Medical Officer and as a Director. On December 1, 2013 he was re-appointed as Director.

David J. Willoughby, Vice President - Marketing & Sales, was appointed on July 1, 2011. He had served in numerous marketing, sales, and product development capacities within the health care industry for the last 20 years. Since 2000 until joining the Company, Mr. Willoughby was Vice President of Granvid Technologies Inc., a health care marketing and intellectual property development company where he was responsible for marketing with a strategic focus on new product development and applications within the areas of infection control, wound care and biomaterial coatings. Prior to that position, from 1995 to 1999, he was instrumental in establishing Ultravena Industries USA Ltd., a medical device manufacturer which developed the first ever patented alternative donning technology for the medical latex and synthetic glove markets. At Ultravena, Mr. Willoughby was assigned responsibilities as senior marketing manager for Ultravena (Canada). He eventually oversaw the majority of its North American dental and industrial marketing activities. From 1992 to 1995 Mr. Willoughby worked for DFS GmbH (Germany), holding the position of North American marketing manager responsible for building the company’s private label programs with internationally recognized health care manufacturers in the US, Canada and Japan. Mr. Willoughby resigned on August 9, 2013.

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

Her in-depth knowledge of the Company and her previous business experience make her particularly suited to understand what is necessary for the Company to succeed. Ms. Aksland resigned effective August 8, 2013. Vicki was re-appointed in January 2014 as the Executive Assistant for the Company until September, 2014. She now serves the Company, as needed, for projects.

Hassan Bennani, MD, was appointed as a Director effective January 1, 2013. Dr. Bennani, MD, is the co-founder and CEO of KellBenx, Incorporated, a closely held Long Island, NY based biotechnology company focused on women's healthcare, concentrating on the development of a patented breakthrough non-invasive prenatal diagnostic (NIPD) for analyzing genetic disorders and a patent pending breakthrough test to determine a woman's risk of preterm delivery. Dr. Bennani was previously the head of business development at Lenetix, a women's health focused lab acquired by Bio-Reference Laboratories. Prior to that, Dr. Bennani was a Vice President of Sales and Marketing for Adeza Biomedical Corporation, which was acquired by Hologic. Dr. Bennani resigned effective May 31, 2013.

Our current directors, Edward Suydam and Michael Marx, serve the Company in various capacities and, therefore, are not deemed to be independent. Director Marc Kahn having been an officer during the last three years is not currently deemed independent.

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

The board of directors met four times via telephone during 2013.

Committees of the Board of Directors

We are not obligated to have an audit committee nor to comply with any requirements for its composition should we have one. Our Board of Directors maintains an Audit and Compensation Committee. Michael J. Marx and Marc Kahn, one of whom is independent of management, comprise this Committee. Michael J. Marx serves as Chairman. The Board of Directors decides on the recommendations made by the Audit and Compensation Committee.

Code of Ethics

We have a Code of Ethics for our executive officers and key employees. The Code of Ethics is posted on our website at www.nmihealth.com.

ITEM 11   EXECUTIVE COMPENSATION

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

Components of Executive Compensation for 2013 and 2012

Our executive employment agreements for 2013 and 2012 provided that employees would be compensated by salary, with potential bonuses that could include cash and equity components. Salaries were determined by negotiation between the Company and the particular executive based on each individual’s qualifications and relevant experience and the Compensation Committee’s and board’s best business judgment. While each of the agreements had a general description of the employee’s responsibilities associated with his/her title and/or position, the agreements did not include specific written performance objectives for the individual or the Company.

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

Effective January 1, 2010, the Board of Directors authorized issuance of its common stock to key officers and directors based on a trailing thirty-day average of its closing prices. Effective January 1, 2014 the Board of Directors authorized issuance of its common stock at the higher of $0.15 per share or of the trailing thirty-day average of its closing price. The Board of Directors reserves the right to either pay in cash or in restricted common stock at its option.

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

The following Summary Compensation Table sets forth the aggregate compensation paid or accrued by the Company to the executive officers, (the “Named Executive Officers”) as of December 31, 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($) (3)	Total ($)

Edward Suydam, Chief Executive Officer	2013	$150,000	$-	$5,769	$155,769
	2012	$150,000	$15,000	$5,769	$181,186

Michael J. Marx, Chief Financial Officer (1)	2013	$66,667	$-	$2,564	$69,231
	2012	$80,000	$40,000	$3,077	$92,821

Marc Kahn, Chief Medical Officer (1)	2013	$53,333	$-	$2,051	$55,384
	2012	$80,000	$40,000	$3,077	$95,898

David Willoughby, VP Marketing & Sales (2)	2013	$60,753	$-	$2,337	$63,090
	2012	$100,000	$50,000	$3,846	$63,056

(1) Resigned on August 19, 2013. Mr. Marx was re-appointed on November 1, 2013.
(2) Resigned on August 9, 2013.
(2) Represents accrued vacation pay at December 31, 2013 and 2012

DIRECTOR COMPENSATION

The following table sets forth the aggregate compensation paid or accrued by the Company to the Directors for the fiscal year ended December 31, 2013:

Name	Fees Earned or Paid in Cash (In $)	Stock Awards (In $)	Option Awards (In $)	Non-Equity Incentive Plan Compensation (In $)	Non- Qualified Deferred Compensation Earnings (In $)	All Other Compensation (In $)	Total (In $)
Edward Suydam	$1,200	-	-	-	-	-	$1,200
Michael J. Marx	-	-	-	-	-	-	-
Marc Kahn	$1,250	-	-	-	-	-	$1,250
Vicki Aksland	$8,750	-	-	-	-	-	$8,750
Hassan Bennani	$6,250	-	-	-	-	-	$6,250

All directors are reimbursed for all travel related expenses incurred in connection with their activities as directors. Those directors also serving as officers have agreed to forego annual director compensation. Each director receives $15,000 per year as a fee for their service as directors.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND RELATED STOCKHOLDER MATTERS.

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

The following tables provide information, as of July 23, 2015, about the beneficial ownership of our common stock by those known to own more than 5% of the Company’s common stock as well as the beneficial ownership of our directors and executive officers. The percentage of beneficial ownership for the following table is based on 24,269,118 shares of our common stock issued and outstanding:

Securities Ownership of Officers and Directors

Title of Class	Name and Title	Number of Shares	% of Class

Common	Edward Suydam	5,726,422	23.57%
	President and Chief Executive Officer

Common	Michael J. Marx	3,645,073	15.00%
	Chief Financial Officer

Common	Marc Kahn	5,571,463	22.93%
	Director

	Total (3 persons)	14,942,958	61.51%

Disclosure Regarding the Company's Equity Compensation Plans

In 2004, the Company adopted a stock option and award plan (the "Plan") under which options to acquire the Company’s common stock or bonus stock could be granted to employees, including officers and directors, or to other individuals who contributed to the Company’s success but who were not employees. As of December 31, 2013 and 2012, 147,900 shares of common stock had been issued pursuant to the Plan. All related compensation expense was recognized in years prior to 2012. The Board of Directors approved the dissolution of the Plan as of December 27, 2012.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following related party transactions occurred during the years ended December 31, 2013 and 2012 which are required to be disclosed pursuant to Item 404 of Regulation S-K.

Stock Issuances to Related Parties

Name and Principal Position	Year	Compensation in Common Shares	Loan Conversions, Expense Reimbursements and Cash Proceeds (2)	Total Common Shares Issued

Edward Suydam,	2013	-	-	-
Chief Executive Officer	2012	391,487	-	391,487

Michael J. Marx,	2013	-	-	-
Chief Financial Officer (1)	2012	287,688	114,789	402,477

Marc Kahn,	2013	-	-	-
Chief Medical Officer (1)	2012	294,377	240,000	534,377

David Willoughby,	2013	465,909	-	465,909
Vice President, Marketing & Sales (1)	2012	309,026	-	309,026

Mark Cox,	2013	-	-	-
Director (2)	2012	20,430	-	20,430

Vicki Aksland,	2013	-	-	-
Director (1)	2012	56,277	-	56,277

 (1) Ms. Aksland, Mr. Kahn and Mr. Marx, all resigned effective August 19, 2013. Mr. Willoughby resigned effective August 9, 2013. Mr. Marx was re-appointed on November 1, 2013 as an officer and a Director. Mr. Kahn was re-appointed on December 1, 2013 as a Director. Ms. Aksland was re-appointed Executive Assistant effective January 15, 2014 and effective October 1, 2014 she serves as contracted.

(2) Mr. Cox resigned effective September 30, 2012.

Director Mark Cox was deemed to be independent. Director Hassan Bennani was appointed January 1, 2013 and was deemed to be independent. Director Vicki Aksland performs consulting services as requested and may not be deemed independent. Director Marc Kahn after his appointment on December 1, 2013 is not deemed independent. All of the other directors serve as officers and are not considered independent.

ITEM 14   PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Information required by Item 9(c) of Schedule 14A

(1)
Audit Fees - The aggregate fees billed or estimated and expected to be billed for professional services rendered by our registered public accounting firm, MaloneBailey, LLP, (“MB”) for the audit of our annual financial statements and review of our quarterly financial statements for fiscal year 2013 was approximately $30,000 and $30,000 for fiscal year 2012.

(2)	Audit-Related Fees – The aggregate fees billed for professional audit-related services rendered by MB during fiscal year 2013 and 2012 were both $0.
(3)	Tax Fees – None
(4)	All Other Fees -- None

PART IV

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

NMI HEALTH, INC.

July 23, 2015	By:	/s/ Edward Suydam
Edward Suydam,
Chief Executive Officer (Principal Executive Officer) and Director

July 23, 2015
	By :	/s/ Michael J. Marx
Michael J. Marx,
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signature	Title	Date

/s/ Edward Suydam	Chief Executive Officer and Director	July 23, 2015

/s/ Michael J. Marx	Chief Financial Officer and Director	July 23, 2015

/s/ Marc Kahn	Director	July 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NMI Health, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of NMI Health, Inc. (the “Company”) as of December 31, 2013 and December 31, 2012, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, its financial position as of December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ MaloneBailey, LLP
MaloneBailey, LLP
Houston, Texas

July 23, 2015

NMI HEALTH, INC.
Balance Sheets
December 31, 2013 and December 31, 2012

ASSETS
	2013	2012
CURRENT ASSETS
Cash	$660	$9,409
Other receivable	7,553	-
Prepaid expenses and other	30,000	-
Inventory, net	-	42,165

Total current assets	38,213	51,574

FIXED ASSETS
Equipment	933	973
Accumulated depreciation	(78)	(519)
	855	454
OTHER ASSETS
Non-performing assets	4,230	4,230

Total assets	$43,298	$56,258

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Customer advances	$15,047	$12,545
Accounts payable	205,517	449,331
Accounts payable – related party	7,707	10,380
Advances from related party	420,200	207,200
Accrued expenses	775,390	687,336
Notes payable	710,058	521,157
Note payable - related party	-	25,000

Total current liabilities	2,133,919	1,912,949

LONG TERM LIABILITIES
Note payable - related party	30,000	-
Total long term liabilities	30,000	-

Total liabilities	2,163,919	1,912,949

STOCKHOLDERS' DEFICIT
Common stock, $.001 par, 100,000,000 shares authorized;
10,465,619 outstanding in 2013 and 9,869,544 outstanding in 2012	10,466	9,870
Additional paid-in capital	21,874,494	21,713,090
Accumulated deficit	(24,005,581)	(23,579,651)

Total stockholders’ deficit	(2,120,621)	(1,856,691)

Total liabilities and stockholders’ deficit	$43,298	$56,258

The accompanying notes are an integral part of these financial statements

NMI HEALTH, INC.
Statements of Operations
For the years ended December 31, 2013 and 2012

	2013	2012

NET SALES	$235,291	$454,513

COSTS AND EXPENSES
Cost of Sales	179,112	328,032
Research and development	16,268	3,379
Selling, general and administrative	618,016	920,298
Provision for inventory obsolescence	41,554	7,609

LOSS FROM OPERATIONS	(619,659)	(804,805)

OTHER INCOME (EXPENSE)
Interest expense	(42,090)	(43,598)
Gain from sale of investment	26,973	-
Gain on settlement of vendor liabilities and other	208,846	17,284

Total other income (expense)	193,729	(26,314)

NET LOSS	$(425,930)	$(831,119)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.09)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,178,453	8,912,950

The accompanying notes are an integral part of these financial statements

NMI HEALTH, INC.
Statements of Stockholders' Deficit
For the Years Ended December 31, 2013 and 2012

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Dollars	paid in capital	deficit	Deficit
Balances, December 31, 2011	8,024,970	$8,025	$21,200,026	$(22,748,532)	$(1,540,481)
Common stock issued for cash	360,000	360	50,640		51,000
Common stock issued for settlement of accounts payable and accrued liabilities	508,567	509	169,354		169,863
Common stock issued for settlement of related party accounts payable	29,010	29	8,674		8,703
Common stock issued for advances from related parties	40,000	40	3,960		4,000
Common stock issued for services	881,218	881	274,017		274,898
Common stock issued for reimbursed expenses	25,779	26	6,419		6,445
Net loss	-	-	-	(831,119)	(831,119)
Balances, December 31, 2012	9,869,544	$9,870	$21,713,090	$(23,579,651)	$(1,856,691)
Additional shares required to permit reverse split	166	-	-
Common stock issued for settlement of related party note payable	130,000	130	38,870		39,000
Common stock issued for prior services	465,909	466	122,534		123,000
Net loss	-	-	-	(425,930)	(425,930)
Balances, December 31, 2013	10,465,619	$10,466	$21,874,494	$(24,005,581)	$(2,120,621)

The accompanying notes are an integral part of these financial statements.

NMI HEALTH, INC.
Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(425,930)	$(831,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	191	498
Provision for bad debt	1,514	-
Provision for inventory obsolescence	41,554	7,609
Loss on disposition of equipment	341	-
Loss on debt settlement	10,604
Common stock issued for services rendered	-	274,898
Common stock issued for company expenses incurred	-	6,445
Gain on settlement of vendor liabilities	(219,450)	(17,284)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,514)	422
Other receivable	(7,553)	-
Prepaid expenses and other	(30,000)	14,543
Inventory	611	(35,317)
Customer advances	2,502	(137,972)
Accounts payable	164,536	25,279
Accounts payable - related parties	(2,673)	-
Accrued expenses	214,451	465,746

Net cash (used in) operating activities	(250,816)	(226,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(933)	-
Cash used in investing activities	(933)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances of related parties	213,000	119,700
Proceeds from issuance of related party short-term note payable	30,000	-
Proceeds from issuance of short-term note payable	-	5,149
Repayments of short-term note payable	-	(1,692)
Proceeds from the issuance of common shares	-	51,000

Net cash provided by financing activities	243,000	174,157

NET INCREASE (DECREASE) IN CASH	(8,749)	(52,095)

CASH, BEGINNING OF YEAR	9,409	61,504

CASH, END OF YEAR	$660	$9,409

The accompanying notes are an integral part of these financial statements.

NMI HEALTH, INC.
Statements of Cash Flows (Continued)
For the Years Ended December 31, 2013 and 2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$311
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of note payable due to a reduction in prepaid insurance	$-	$3,457
Increase in notes payable due to reduction in accounts payable and accrued liabilities	264,600	-
Common stock issued for prior year services rendered	123,000	-
Common stock issued for settlement of accounts payable and accrued liabilities	-	169,863
Common stock issued for note payable and accrued liabilities	28,396	-
Common stock issued for settlement of related party advances	-	4,000
Property reclassified to other assets	-	4,230
Common stock issued for settlement of related party accounts payable	-	8,703
Note payable reclassified from long-term note to short-term note	-	23,430

The accompanying notes are an integral part of these financial statements.

NMI HEALTH, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

NMI Health, Inc. (“we”, “our” or the “Company”) is a materials-technology development company focused on health and wellness-related markets. The Company is evolving from a specialty filter products company that developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems into a company that plans to provide a proprietary line of antibacterial and antimicrobial products for the health and hospitality industries.

Significant accounting policies

Estimates   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts. Actual results could differ from those estimates.

Inventory   The inventory is carried at the lower of cost (determined on a first-in, first-out basis) or market. Obsolete or abandoned inventories (if any) are charged to operations in the period that it is determined that the items are no longer viable sales products.  During 2013 and 2012, respectively, the Company provided $41,544 and $7,609 in inventory obsolescence for items no longer saleable.

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

NMI HEALTH, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income taxes   We provide for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. The recording of a net deferred tax asset assumes the realization of such asset in the future; otherwise a valuation allowance must be recorded to reduce this asset to its realizable value. The Company considers future pretax income and, if necessary, ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income during the period such determination is made. The Company has recorded full valuation allowances as of December 31, 2013 and 2012.

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

Stock-based compensation The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based upon the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period (Note 4). Stock-based compensation awards to non-employees are accounted for in accordance with ASC 505-50.

Reclassifications   Certain minor reclassifications to prior year amounts have been made to conform to the current year’s presentation.

NMI HEALTH, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 2: NOTES PAYABLE

In August, 2013 a judgment was awarded to Applied Nanoscience, Inc. against the Company in the amount of $601,041, including interest and attorney fees. The Company transferred $188,901 from this vendor’s payable and related accrued interest to accommodate the increase in the judgement amount and, in addition, recognized $75,699 in gains from reversing excess prior year amounts for accrued interest and vendor payables.

The Company maintains various unsecured short-term loans and notes payable totaling $710,058 at December 31, 2013 ($521,157 at December 31, 2012), including a $601,041 judgment from Applied Nanoscience, Inc. (Note 6, Litigation). $656,628 of the $710,058 is in default and bears annual interest of 6% to 10%, or the prime rate plus 2%, currently 5.25%.

A significant shareholder loaned the Company $25,000 with interest at prime, plus 2%, payable in six months from February 22, 2012. On August 1, 2013, the shareholder converted this note of $25,000, plus interest of $3,396, into 130,000 common shares. A $10,604 loss on settlement of debt was generated, inasmuch as the fair value exceeded the carrying value of such debt. On September 24, 2013 the same shareholder provided an unsecured two year note of $30,000, plus interest at an annual rate of 10%.

At December 31, 2013, all notes payable continue to bear interest according to their original terms.

Interest expense for 2013 totaled $42,090 for which no interest payments were paid during the year. This compares with $43,598 interest expense incurred during 2012 of which $311 in cash payments were made during the year.

NOTE 3: SHARE-BASED TRANSACTIONS

Restricted shares

On March 26, 2013 a majority of shareholders approved a 1 for 10 reverse split of its outstanding shares. The number of authorized shares remains at 100,000,000 common shares. In addition, the Company name was changed to NMI Health, Inc.

The following table summarizes the restricted share issuances during the years ended December 31, 2013 and 2012:

Summary of Stock Issuances during the Years ended December 31, 2013 and 2012
	Settlement of Accounts Payable and Accrued Liabilities			Settlement of Advances and Note Payables -Related Party			Compensation and Expenses		Cash from Offerings
Year Ended Dec. 31,	Common Shares	Fair Value	Carrying Value of Payables	Common Shares	Fair Value	Carrying Value of Related Advances	Common Shares	Fair Value	Common Shares	Fair Value	Cash Proceeds
2013	-	-	-	130,000	$39,000	$28,396	465,909	$123,000	-	-	-

2012	508,567	$169,863	$172,228	690,099	$12,703	$12,703	906,998	$281,343	360,000	$51,000	$51,000

During 2013, a significant shareholder converted his note of $25,000, plus interest of $3,396, into 130,000 common shares. A $10,604 loss on settlement of debt was generated, inasmuch as the fair value exceeded the carrying value of such debt.

NMI HEALTH, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 3: SHARE-BASED TRANSACTIONS (CONTINUED)

During 2013, 465,909 shares were issued to an executive officer with a fair value of $123,000 for services incurred during the prior year. During 2012, a total of 906,998 shares were issued with a fair value of $281,343 for services and operating expenses reimbursed during the year.

For 2012, the Company issued 508,567 shares with a fair value of $169,863 to settle unrelated party accounts payable and prior period accrued payroll liabilities. An additional gain of $14,919 was generated from the expiration of applicable statutes of limitations. Further, the Company issued 690,099 shares with a fair value of $12,703 to settle advances and payables to related party with the same amount of carrying value.

While there were no cash proceeds generated from private placements during 2013, the Company in 2012 issued 360,000 shares of common stock for the $51,000 in cash proceeds received from four individual investors in private placements.

Warrants   442,083 warrants were issued during 2009, each having a two-year term with an exercise price of $0.50 per share, until various expiration dates in 2012. The terms of the warrants did not obligate the Company to register shares of common stock, nor did they obligate the Company to settle in cash or other assets. Accordingly, no liability was recorded for the outstanding warrants. No warrants were exercised subsequent to their issuance and there are no warrants outstanding at December 31, 2013. No further warrants have been issued in 2013 or 2012.

Stock options  In 2004, the Company adopted a stock option and award plan (the "Plan") under which options to acquire the Company’s common stock or bonus stock could be granted to employees, including officers and directors, or to other individuals who contributed to the Company’s success but who were not employees. As of December 31, 2013 and 2012, 147,900 shares of common stock had been issued pursuant to the Plan. All related compensation expense was recognized in years prior to 2012. The Board of Directors approved the dissolution of the Plan as of December 27, 2012.

A summary of the status of our outstanding stock options at December 31, 2013 and December 31, 2012 and the related changes during the periods then ended is presented below:

	December 31, 2013				December 31, 2012
	Shares	Weighted-Average Exercise Price	Weighted – Average Remaining Life (Years)	Aggregate Intrinsic Value	Shares	Weighted-Average Exercise Price	Weighted – Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding beginning of period	25,000	$0.76	1.07	-	25,000	$0.76	2.07	-
Granted	-	-		-	-			-
Expired/Cancelled	-	-		-	-			-
Exercised	-	-		-	-			-
Outstanding end of period	25,000	$0.76	.07	-	25,000	$0.76	1.07	-
Exercisable	25,000	$0.76	.07	-	25,000	$0.76	1.07	-

NMI HEALTH, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 4: INCOME TAX

At December 31, 2013, the Company had net operating loss carry-forwards of approximately $13,954,435 that may be used to offset future taxable income. These operating loss carry-forwards expire in the years 2014 through 2033.

However, the Company may be limited in its ability to fully utilize its net operating loss carry-forwards and realize any benefits in the event of certain ownership changes described in Internal Revenue Code Section 382. Section 382 limits the use of net operating losses where a change of control has occurred.

No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carry-forwards that would result in a deferred tax asset of approximately $4,744,508 is effectively offset by a 100% valuation allowance primarily because there is no certainty that the Company will generate profits to permit use of these  net operating loss carry-forwards.

Details of the reason there is no income tax benefit such as would ordinarily be computed at federal statutory rates of approximately 34% are as follows:

	2013	2012
Income tax benefit at statutory rate	$144,816	$282,580
Timing differences between book and tax depreciation	135	(154)
Timing differences in inventory obsolescence recognition	(14,128)	(2,587)
Reversal of prior year inventory obsolescence recognition	29,782	-
Loss on disposition of equipment	(61)	-
Loss on debt settlement	(3,605)	-
Expiration of net operating loss carry-backs	(75,554)	(271,209)
Non-deductible expenses from common stock issued for services rendered	(41,820)	(93,466)
	39,565	(84,836)
Change in valuation allowance	(39,565)	84,836
	$-	$-

Deferred tax assets are comprised of the following at December 31, 2013 and 2012:

	2013	2012
Operating loss carry forwards	$4,744,508	$4,704,943
Less valuation allowance	(4,744,508)	(4,704,943)
Net deferred tax assets	$-	$-

Such deferred tax assets expire as follows:

2014 - 2018	$200,186
2019 - 2023	$991,459
2024 - 2028	$2,778,343
2029 - 2033	$774,520
Total deferred tax assets	$4,744,508

NMI HEALTH, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 6: COMMITMENTS AND CONTINGENCIES

Litigation   On December 29, 2010, the Company received a complaint from Applied Nanoscience, Inc. seeking collection of the as yet unpaid notes payable to Applied in the amount of $453,500, plus interest and litigation expenses. On February 1, 2012, the Company countersued for breach of contract and related claims. The Company has maintained a right of offset in the amount of $41,360 against Applied’s notes and is reflected on the balance sheet in the net amount of $412,140 (Note 2, Notes Payable). In August 2013, the complainant was awarded $601,041, including interest and attorney fees. On April 15, 2014, the complainant and the Company agreed to settle the outstanding $601,041 judgment for 500,000 restricted common shares (valued at $0.025 per share on the date of the settlement) and $175,000 payable in three instalments ending on October 15, 2014. The Company has paid $20,000 to date. We are currently negotiating with Applied to determine a settlement amount with realistic payment terms.

On March 5 2012, the Company received a complaint from a certain attorney seeking collection of his invoices in the amount of $167,167, plus interest and litigation expenses. The Company does not believe the claim has any merit and is actively pursuing dismissal of the complaint at this time. The Company has already recognized $15,763 as a liability at December 31, 2013. We are currently in the Discovery process before trial in the late fall.

On or about May 8, 2012, the Company received a complaint from a certain former employee seeking collection of his charges as a distributor and as an employee in the amount of $409,525, plus interest and litigation expenses. The Company believes the likelihood of loss in this case is remote and intends to offset for certain expenditures made by the Company caused by this employee. The Company has already recognized $37,500 as a liability at this time. We are currently in the Discovery process before trial in the fall.

Employment agreements   At December 31, 2013, the Company has current employment agreements with certain officers with a remaining commitment of approximately $652,603, of which $595,103 has been paid during 2014.

NOTE 6: OTHER TRANSACTIONS

Related parties

Advances from related parties are summarized as follows:

Balance, January 1, 2012	$91,500
2012 advances	119,700
Non-cash repayments	(4,000)
Balance, December 31, 2012	207,200
2013 advances	213,000
Repayments	-
Balance, December 31, 2013	$420,200

NMI HEALTH, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 6: OTHER TRANSACTIONS (CONTINUED)

Related parties (Continued)

As of December 31, 2013, the Company has a balance of $7,707 owed to one officer for the expenses he incurred on behalf of the Company, which was recorded as related party accounts payable. During 2012, one officer paid $6,445 expense for the Company and was reimbursed with 25,779 shares of common stock at a fair value of the same amount. As of December 31, 2012, the Company has a related party accounts payable balance of $10,380 to two officers for the expenses paid on behalf of the Company. During 2012, the Company issued 290,099 shares with a fair value of $8,703 to pay off the related party accounts payable balance.

During 2012, the Company issued 260,000 shares to two officers for cash proceeds of $26,000.

Other

The Company sold an interest in a mutual insurance company that generated a gain of $26,973. The Company also settled vendor liabilities for a gain of $219,450.  These gains were offset, in part, by a loss of $10,604 on a debt settlement.

NOTE 7: SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Company received cash advances from an affiliate shareholder of $56,400.

On April 15, 2014 a note from a significant shareholder for $30,000 including interest of $1,696 was converted into 633,921 common shares. Also, on May 15, 2014 the same shareholder provided $20,000 cash for an unsecured note payable from the Company with an annual interest rate of 10% maturing in twenty-four months.

Also on April 15, 2014, Applied Nanoscience, Inc. and the Company agreed to settle the outstanding $601,041 judgment for 500,000 restricted common shares (valued at $0.025 per share on the date of the settlement) and $175,000 payable in three instalments ending on October 15, 2014. The Company has paid $20,000 to date.

Finally on April 15, 2014 the Company authorized the issuance of 4,602,810 common shares to Company officers and employees at a value of $0.15 per share in satisfaction of accrued payroll and director fees. And on the same date, 500,000 common shares valued at $12,500 were awarded to two individuals for services performed.

During the two months ended June 30, 2014, 75,000 shares of common stock were issued in a private placement to two individual investors for $15,000 in cash. Also, during the three months ended December 31, 2014, an additional 150,000 common shares were issued in a private placement to two individuals for $30,000 in cash.  In the six months ended June 30, 2015, another 105,000 common shares were issued in private placements with four individuals for $21,000 in cash.

On October 9, 2014 the Company issued 2,222,000 common shares to an affiliate shareholder in settlement of his unsecured loan of $444,400. Also, on the same date officers and employees agreed to receive 874,820 common shares to settle $131,223 in accrued payroll.

NMI HEALTH, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 7: SUBSEQUENT EVENTS (CONTINUED)

In the six months ended December 31 2014, 400,000 restricted shares were issued to three individuals for services performed in the amount of $68,000.
In January 2015, 2,395,160 common shares were issued to satisfy payroll and director fees through December 2014. On the same date, $18,000 in unsecured loans made by an affiliate shareholder was converted into 90,000 common shares. Also, a consultant was paid $9,314 for website development costs. This was settled with 54,788 common shares. In addition, two executive officers received 625,000 common shares as an integral part of their employment agreements in January 2015.

In April 2015, a consultant received 500,000 shares as consideration for his services performed in the amount of $75,000.

In June 2015 a shareholder extended a two year note payable of $5,000, plus interest at an annual rate of 10%, convertible into shares of common stock at a conversion rate of $0.10 per share. Also, in June a consultant received 100,000 common shares as an integral part of his employment agreement.

Subsequent to December 31, 2013 the Company generated $40,460 in gains from expiry of certain accounts payable under applicable statutes of limitations. Also, the Company generated gains of $435, 688 from settlement of a note payable.