Form 10-Q
period 2016-09-30
NMI Health, Inc.
filed 2016-12-12
CIK 1088213

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2016

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

At December 5, 2016, there were outstanding 43,768,346 shares of the Registrant's Common Stock, $.001 par value.

PART I

FINANCIAL INFORMATION

NMI HEALTH, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$443	$-
Accounts receivable	15,224	-
Other receivable	7,553	7,553
Prepaid expenses and other assets	5,000	-
Inventory, net	171,974	9,650

Total current assets	200,194	17,203
FIXED ASSETS
Equipment	933	933
Accumulated depreciation	(591)	(451)
Net fixed assets	342	482
OTHER ASSETS
Intrinsic contract value, net of amortization	174,671	-
Other assets	535	-
Goodwill	1,748	-
Total other assets	176,954	-

Total assets	$377,490	$17,685

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Customer advances	$9,000	$9,000
Accounts payable	175,717	213,703
Accounts payable – related party	-	46,926
Advances from related party	159,763	15,400
Accrued expenses	195,193	488,201
Notes payable	188,349	687,558
Total current liabilities	728,022	1,460,788

LONG TERM LIABILITIES
Note payable	-	5,000
Note payable - related party	310,830	-
Total long term liabilities	310,830	5,000
Total liabilities	1,038,852	1,465,788

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 shares authorized; 43,768,346 and 23,569,118 shares outstanding, respectively	43,768	23,569
Additional paid-in capital	25,274,689	24,101,050
Accumulated deficit	(25,979,819)	(25,572,722)
Total stockholders’ deficit	(661,362)	(1,448,103)

Total liabilities and stockholders’ deficit	$377,490	$17,685

The accompanying notes are an integral part of these unaudited financial statements.

NMI HEALTH, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

NET SALES	$18,812	$-	$37,439	$51,545

COSTS AND EXPENSES
Cost of sales	18,763	1,355	30,747	53,075
Research and development	(576)	-	33,999	-
Selling, general and administrative	232,227	217,397	602,116	1,090,591
	250,414	218,752	666,862	1,143,666

LOSS FROM OPERATIONS	(231,602)	(218,752)	(629,423)	(1,092,121)

OTHER INCOME (EXPENSE)
Gain on settlement of note payable and other	-	1,623	236,178	14,498
Interest expense	(4,729)	(13,917)	(13,852)	(19,705)
Total other income (expense)	(4,729)	(12,294)	222,326	(5,207)

NET LOSS	$(236,331)	$(231,046)	$(407,097)	$(1,097,328)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.05)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	43,768,346	23,569,118	36,617,524	23,143,848

The accompanying notes are an integral part of these unaudited financial statements.

NMI HEALTH, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and September 30, 2015
(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(407,097)	$(1,097,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,404	140
Common stock issued for company expenses incurred	170,825	617,178
Gain on settlement of vendor liabilities and notes payable	(257,775)	(14,498)
Changes in operating assets and liabilities:
Accounts receivable	(15,224)	-
Prepaid expenses and other	(5,000)	-
Inventory	(162,323)	(9,650)
Accounts payable	(8,889)	22,790
Accounts payable – related party	(21,277)	41,527
Accrued expenses	141,594	377,252
Net cash used in operating activities	(542,762)	(62,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common shares	400,000	21,000
Proceeds from advances of related parties	161,042	33,400
Proceeds from the issuance of long-term note payable	-	5,000
Proceeds from the issuance of long-term note payable - related party	310,830	-
Repayments of short-term note payable	(328,667)	-
Net cash provided by financing activities	543,205	59,400

NET INCREASE (DECREASE) IN CASH	443	(3,189)

CASH AT BEGINNING OF PERIOD	-	3,189

CASH AT END OF PERIOD	$443	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for business acquisition	$208,333	$-
Common stock issued for settlement of related party debt	$42,327	$18,000
Common stock issued for settlement of notes payable and accrued liabilities	$372,452	$63,462

The accompanying notes are an integral part of these unaudited financial statements.

NMI HEALTH, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8, Rule 8.03 of Regulation S-K. Accordingly, these financial statements do not include all information required by generally accepted accounting principles for annual financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10 filed November 22, 2016 for the year ended December 31, 2015, from which the balance sheet information as of that date is derived. These interim financial statements contain all adjustments necessary in the opinion of management for a fair statement of results for the interim periods presented.

Intangibles

The Company amortizes intangible assets over their estimated useful lives. Such intangible assets were recognized in the purchase of Sterling Sports LLC to accommodate the underlying value of future cash flows to be generated from a contract established with a major fabric manufacturer.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. There were no impairments to long-lived assets during 2016 or 2015.

Goodwill

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and marketplace date. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350.

The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, in addition to a working capital deficiency at September 30, 2016, the Company has incurred negative cash flow from operations and losses which have substantially increased its operating deficit at September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NMI HEALTH, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 2 – GOING CONCERN (CONTINUED)

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

The foregoing notwithstanding, management does not believe the Company currently has sufficient capital to sustain its planned business activities for the next twelve months following the issuance of these financial statements. Accordingly, while management has historically been successful generating sufficient funds to sustain operations, there is no assurance that they will continue to do so. Therefore, the Company may seek additional capital to sustain its operations, either through equity or loans, possibly unsecured, until such time as its operations are self-sustaining.  These funds will be required to continue the Company’s efforts to generate sales of its products and to provide sufficient working capital to meet the expected sales demand.

NOTE 3 –SIGNIFICANT TRANSACTIONS

In February 2016, the Company settled with Applied Nanoscience, Inc. for $393,000 with an intial payment of $200,000 and quarterly installements of $64,333 beginning May 1, 2016. The May 1, 2016 and August 1, 2016 payments have already been made. During the nine months ended September 30, 2016, $328,667 has been paid under terms of the agreement. See Note 5 - Subsequent Events for terms of the last payment of $64,333.

A lawsuit against the Company maintained by a former employee (See Note 6 – Litigation in the Audited Financial Statements of December 2015 included elsewhere in the Form 10 filed November 22, 2016) was settled in February 2016 for $40,000 in fair value for which a loss on the settlement of the notes payable of $2,500 was recognized.

In addition, the Company generated $21,597 in gains from settlement with certain vendors which is classified under the caption, general and administrative expenses in the statements of operations.

An individual investor acquired 6,000,000 common shares in a private placement during February 2016 for $250,000 in cash proceeds and in March 2016 the same shareholder acquired 3,000,000 common shares for $150,000 in cash proceeds. The shareholder became a related party by virtue of owning greater than 10% of the Company's stock after his February stock purchase.

In March 2016, the Company acquired Sterling Sports LLC in a non-cash transaction for 5,000,000 common shares of NMI Health, Inc. The fair value of the common shares was determined to be $208,333 and this purchase price was provisionally allocated to the fair value of the contract that Sterling Sports LLC maintains with a major fabric manufacturer of $196,902, inventory and other assets with a fair value of $32,552 and accounts payable and other liabilities of $22,869. The balance of the purchase price was allocated to goodwill, $1,748. The contract provides a royalty fee be paid by a certain towel company. The future royalty profits from their sales, net of estimated expenses, has been projected under the terms of the contract and the derivative value from this stream of net profits is calculated at $196,902. The contract value is being amortized over the remaining life of the contract on a straight-line basis.

During the nine months ended September 30, 2016, the Company received unsecured cash advances from a significant shareholder of $310,830 which the Company agreed to convert to a three year note with an annual interest rate of 6% effective May 24, 2016. During the same period, the same shareholder provided unsecured advances to the Company in the amount of $142,463. Additionally, a director has advanced the company $17,300 as of September 30, 2016.

NMI HEALTH, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 3 – SIGNIFICANT TRANSACTIONS (CONTINUED)

Also in April 2016, the Company issued 5,675,961 restricted common shares to settle accounts payable and accrued liabilities of $372,452 at December 31, 2015, largely accrued payroll. In addition, a related party advance and accounts payable to related parties totaling $42,327 at December 31, 2015 were settled with 423,267 restricted common shares.

Finally in April 2016, 100,000 restricted common shares were issued to settle a 2016 expense at a fair value of $5,000.

Unaudited pro forma results of operations data for nine months ended September 30, 2016 are shown below as if the Company and Sterling Sports LLC had been combined on January 1, 2016. Sterling Sports LLC was formed on October 5, 2015. Therefore no pro forma results of operations are presented for the nine months ended September 30, 2015. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the date indicated, or which may result in the future.

For the nine months Ended September 30, 2016

Sales	$37,439
Cost of goods sold	(30,747)
GROSS PROFIT	6,692

OPERATING EXPENSES
Research and development	33,999
General and administrative	612,570
Total operating expenses	646,569

OTHER INCOME	222,326

NET LOSS	$(417,551)

NOTE 4 – CONTINGENCIES

On March 5, 2012, the Company received a complaint from a certain attorney seeking collection of his invoices, plus interest and litigation expenses of $167,167. The Company does not believe the claim has any merit. The claim, Case No. 110907934 DC, was filed in the Second District Court of Weber County in the State of Utah. The Company has already recognized $15,763 as a liability at September 30, 2016. The Discovery process has been completed. Our summary dismissal motion was granted on May 5, 2016 to dismiss all charges dated four years prior to his Complaint date. As a result, the remaining Complaint amount would be the $15,763 which is already accrued. Nevertheless, the case is ongoing.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company agreed with Applied Nanoscience (Applied) to extend the remaining $64,333 payment, originally due November 2016, into four monthly instalments beginning November 22, 2016 of $10,000 (which has already been made), $20,000 in December 2016, $21,000 in January 2017, and a final payment of $23,000 in February, 2017. This note is collateralized with 4,000 lbs. of silver thread valued at $50,000 which may be sold provided the proceeds are remitted to Applied.

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

Overview

We are an international supplier of antimicrobial textile products for healthcare, hospitality, consumer and organized sports markets. We have evolved from a specialty filter products company that developed a state-of-the-art air filtration technology for removing infectious bacteria and viruses in air flow systems into a marketing company providing innovative infection prevention textile products. Such products now include a proprietary line of antimicrobial hospital fabrics and textiles designed to inhibit the growth of virus, fungi and bacteria which can cause healthcare associated infections (HAI’s). By using consumer behaviors to validate designs and applications, we infuse integrity into our array of products. Our textile products incorporate antimicrobial properties licensed from Noble Biomaterials, Inc. using their X-Static® Silver antimicrobial technology. This technology provides antimicrobial, anti-static, environmentally friendly, thermo-regulating and anti-odor properties that are highly desirable in the healthcare, hospitality and sports industries. We are now devoting most of our resources towards expanding and promoting these lines of antimicrobial textiles in the healthcare, hospitality and sports industries. Our textile products maintain a very high degree of antimicrobial efficacy after frequent washes according to testing conducted by third party laboratories. Antimicrobial efficacy for our products means the ability of the fabric to inhibit the growth of microorganisms.

Since its inception, we have been involved in the development of technologically advanced products.  Through September 30, 2016, revenues have not been adequate to cover operating expenses and thus, we have reported a loss in each of its years of existence.  Through September 30, 2016, we have funded ourselves by way of a series of private equity placements and this has largely offset its accumulated deficit in this manner.

Results of Operations for the Three Months Ended September 30, 2016 compared with 2015
Revenues: During the three months ended September 30, 2016, revenues of approximately $19,000 were generated from textiles, largely from towels. During the three months ended September 30, 2015, there were no revenues. The results in 2016 have been largely affected by the economic downturn in the retail industry through which our towel products are promoted.

Cost of Sales: Cost of sales as a percentage of sales approximated 100% for the three months ended September 30, 2016 compared with no cost of sales in the similar period of 2015. This low margin in the last three months is attributable to a higher than normal mix of “seconds” in the sale of towels.

Operating Expenses: During the three months ended September 30, 2016 the Company’s general and administrative expenses increased by approximately $15,000 or 7%, compared to the three months ended September 30, 2015, primarily due to a significant increase in product samples ($29,000), higher audit expenses ($11,000) and travel expenses ($6,000) offset, in part with lower salaries and director fees ($30,000). The significant components of our operating expenses include salaries and wages, audit and legal fees, product and liability insurance and travel.

Research and development: Research and development (R&D) expenditures declined approximately $600 due to a rebate during the three months ended September 30, 2016. Since early 2016 we expect that R & D will become less meaningful going forward as management devotes its limited resources to the products that it has recently developed through third-party sources. If resources are available in the future, we intend to bring additional products to market, assuming those products are considered viable at the time the resources are available. The typical components of our research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Results of Operations for the Nine Months Ended September 30, 2016 compared with 2015
Revenues: During the nine months ended September 30, 2016, revenues of approximately $37,000 were solely derived from textile products, largely towels. During the nine months ended September 30, 2015, revenues of approximately $52,000 similarly reflect sale of textiles Sales declined largely due to lack of capital funding during July 2015 through April 2016.

Cost of Sales: The cost of sales percentage to sales of 82% during the nine months ended September 30, 2016 declined from the 103% for the nine months ended September 30, 2015, largely due to higher margin products sold during the latest nine-month period.

Operating Expenses: During the nine months ended September 30, 2016, we reduced general and administrative expenses by approximately $488,000 or approximately 45% compared to the nine months ended September 30, 2015, primarily attributable to reduced salaries ($583,000) and lower marketing related expenses ($30,000) offset, in part, by higher audit fees ($27,000), higher travel expenses ($23,000), higher R & D expenses ($34,000) and higher litigation expenses ($33,000).

Research and development: Research and development (R&D) expenditures increased in early 2016 by approximately $34,000 over the similar period in 2015, largely in an effort to capture the towel market. Such expenditures are anticipated to become less meaningful during the remainder of 2016 and 2017 as management devotes its limited resources to the products that it has recently developed through third-party sources. The typical components of our research and development costs ordinarily include prototype development and materials, governmental filings and laboratory testing.

Liquidity and Capital Resources

We have not been able to generate sufficient net cash inflows from operations to sustain its business efforts and accommodate its growth plans. During the nine months ended September 30, 2016, we received $400,000 in cash proceeds from a private placement, $310,830 in a loan at 6%, payable in three years and cash advances of approximately $161,000 from two significant shareholders with no specific repayment terms.

           We do not believe, however, that it currently has sufficient capital to sustain its business efforts for the next twelve months. We will need to raise additional capital in the near future to sustain operations.

            Accordingly, for these and other reasons, there is significant uncertainty regarding our future, and the Company’s auditors expressed substantial doubt as to our ability to continue as a going concern in their report on the Company’s 2015 audited financial statements. We may seek capital through equity or loans until such time as its operations are self-sustaining.  These funds will be required to continue our efforts to generate sales of its products and to provide sufficient working capital to meet the expected sales demand.

Impact of Inflation

At this time, we do not anticipate that inflation will have a material impact on its current or future operations.

Critical Accounting Policies and Estimates

Except with regard to the estimated useful lives of patents and acquired technology, the net realizable value of our inventory due to shelf-life issues and design, the allowance for bad debts on accounts receivable, and the effective provision of a 100% deferred income tax asset valuation allowance, We does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods.

We review the carrying value of the technology assets annually based on its current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence, whether any write-downs should be taken or whether the estimated useful lives should be shortened.

              We also review the carrying value of its inventory periodically for evidence of declines in estimated fair value and considers, based on its current marketing activities, plans and expectations, and the perceived effects of competitive factors and possible obsolescence due to shelf-life issues on the environmental filters, whether any write-downs should be taken.

Further, we review the collectability of outstanding receivables based upon historical collection history from each customer, the age of the receivables, and the customer’s wherewithal to pay the outstanding balance, and records an estimated allowance for bad debts sufficient to cover any potential losses to be incurred for non-collections.

The carrying values of prepaid expenses, accounts payable, accrued expenses and short term notes payable generally approximate the respective fair values of these instruments due to their current nature.

Recent Accounting Pronouncements

While there have been Financial Accounting Standards Board (FASB) pronouncements made effective subsequent to the issuance of these financial statements, none would have required restatement of the financial statements herein nor have they had any significant effect on future financial statements of our Company.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4
CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that are designed for the purpose of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2016, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are ineffective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On March 5, 2012, we received a complaint from a certain attorney seeking collection of his invoices, plus interest and litigation expenses of $167,167. We do not believe the claim has any merit. The claim, Case No. 110907934 DC, was filed in the Second District Court of Weber County in the State of Utah. We have already recognized $15,763 as a liability at September 30, 2016. The Discovery process has been completed. Our summary dismissal motion was granted on May 5, 2016 to dismiss all charges dated four years prior to his Complaint date. As a result, the remaining Complaint amount would be the $15,763 which is already accrued. Nevertheless, the case is ongoing.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2016, 9,000,000 common shares were issued for cash proceeds of $400,000 to a significant shareholder.

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

NMI HEALTH, INC.

December 6 2016	By:	/s/Edward Suydam
Edward Suydam, Chief Executive Officer

December 6, 2016		/s/Michael J. Marx
Michael J. Marx, Chief Financial Officer